Form 10-Q
period 2012-09-30
Koffee Korner Inc.
filed 2012-11-13
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-181719

KOFFEE KORNER INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4484428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6560 Fannin Street – Suite 245, Houston, Texas 77030

 (Address of principal executive offices, zip code)

713-795-0011

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

         Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2012, there were 10,530,000 shares of common stock, $0.0001 par value per share, outstanding.

KOFFEE KORNER INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Koffee Korner Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and that there will be little demand for the Company’s services and products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  FINANCIAL STATEMENTS.

Koffee Korner Inc.

September 30, 2012 and 2011

Koffee Korner Inc.
Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,170	$22,419
Accounts receivable	-	3,809
Prepayments and other current assets	20	1,189

Total Current Assets	10,190	27,417

GOODWILL	30,000	30,000

SECURITY DEPOSIT	1,706	1,706

Total Assets	$41,896	$59,123

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,686	$1,686
Payroll liabilities	678	677
Sales tax payable	526	503

Total Current Liabilities	2,890	2,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares authorized,
10,530,000 shares issued and outstanding	1,053	1,053
Additional paid-in capital	68,240	68,240
Accumulated deficit	(30,287)	(13,036)

Total Stockholders' Equity	39,006	56,257

Total Liabilities and Stockholders' Equity	$41,896	$59,123

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.
Consolidated Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$35,723	$18,806	$37,162	$18,509

COST OF SALES
Materials	11,161	5,279	14,182	7,662
Payroll expenses	9,508	5,260	7,658	3,652
Rent	8,481	4,825	9,287	4,183

Total cost of sales	29,150	15,364	31,127	15,497

GROSS PROFIT	6,573	3,442	6,035	3,012

OPERATING EXPENSES:
Professional fees	19,976	16,706	-	-
General and administrative expenses	3,848	2,167	3,992	2,241

Total operating expenses	23,824	18,873	3,992	2,241

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(17,251)	(15,431)	2,043	771

INCOME TAX PROVISION	-	-	-	-

NET INCOME (LOSS)	$(17,251)	$(15,431)	$2,043	$771

Pro Forma Financial Information:

Income (Loss) Before Income Tax Provision	(17,251)	(15,431)	2,043	771

Pro Forma Income Tax Provision	-	-	(695)	(262)

Pro Forma Net Income (Loss)	$(17,251)	$(15,431)	$1,348	$1,033

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average common shares outstanding
- basic and diluted	10,530,000	10,530,000	10,000,000	10,530,000

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,251)	$2,043
Adjustments to reconcile net income ( loss) to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts receivable	3,809	(642)
Prepayments and other current assets	1,169	-
Payroll liabilities	1	(98)
Sales tax payable	23	(35)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,249)	1,268

NET CHANGE IN CASH	(12,249)	1,268

Cash at beginning of period	22,419	6,244

Cash at end of period	$10,170	$7,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

September 30, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Koffee Korner’s Inc. (Texas)

Koffee Korner’s Inc. (“Koffee Korner’s Texas” or “Predecessor”) was incorporated on July 7, 2003 under the laws of the State of Texas.  Koffee Korner’s Texas purchases and roasts high-quality whole bean coffees that it sells, along with handcrafted coffee and tea beverages and a variety of fresh food items, through its retail store in Houston, Texas.

Koffee Korner Inc. (Delaware)

Koffee Korner Inc. (“Koffee Korner Delaware” or the “Company”) was incorporated on January 30, 2012 under the laws of the State of Delaware for the sole purpose of acquiring all of the issued and outstanding capital of Koffee Korner’s Texas.  Upon formation, the Company issued an aggregate of 10,000,000 shares of the newly formed corporation’s common stock to the sole stockholder of Koffee Korner’s Texas for all of the issued and outstanding capital of Koffee Korner’s Texas.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and paid in capital was recorded as a negative amount of ($1,000).   The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Koffee Korner’s Texas, which are recorded at historical cost.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”)(“SAB Topic 4B”)) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the Koffee Korner’s Texas’s capital account of $15,247 and undistributed earnings $21,026 as of January 30, 2012 to additional paid-in capital.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Consolidated Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended March 31, 2012 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on August 30, 2012.

Principles of Consolidation

The consolidated financial statements include all accounts of the Company as of September 30, 2012 and for the interim period then ended and all accounts of Koffee Korner’s Texas as of September 30, 2012 and 2011 and for the interim periods then ended.

All inter-company balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; revenue recognized or recognizable; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable, payroll liabilities and sales tax payable, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholder, if any, due to their related party nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

Fiscal Year-End

The Company elected March 31st as its fiscal year-end date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Under paragraph 350-20-35-1 of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”).  When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in Paragraph 840-10-25-1, the lease then qualifies as a capital lease.  Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets.  Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company was a Subchapter S corporation, until January 30, 2012 during which time the Company was treated as a pass through entity for federal income tax purposes.  Under Subchapter S of the Internal Revenue Code stockholders of an S corporation are taxed separately on their distributive share of the S corporation’s income whether or not that income is actually distribute.

Effective January 30, 2012, the Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

Pro Forma Income Tax Information (Unaudited)

Prior to January 30, 2012, the date of recapitalization, the Company was a Subchapter S corporation.  The operating results of Koffee Korner’s Texas prior to January 30, 2012 were included in the income tax returns of the sole stockholder of a Subchapter S corporation for income tax purposes.  The unaudited pro forma income tax rate, income tax provision, deferred tax assets, and the valuation allowance of deferred tax assets included in the accompanying consolidated statements of operations and the income tax provision note reflect the provision for income tax which would have been recorded as if Koffee Korner’s Texas had been incorporated as a C Corporation as of the beginning of the first date presented.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2012 and 2011.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2012, and a net loss and net cash used in operations for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Goodwill

On June 30, 2003, pursuant to the Asset Purchase and Security Agreement (“Purchase Agreement”), the Company’s sole stockholder purchased all of the furniture, fixture and equipment and the rights, titles and interest in the coffee house business from the then sole owner of the coffee house for total consideration of $70,000.

The acquisition of the coffee house’s assets, including furniture, fixture and equipment, was accounted for using the purchase method of accounting by allocating the purchase price over the assets acquired based on their estimated fair values at the date of acquisition.  The excess of the purchase price over the assets acquired of $30,000 was recorded as goodwill.  The purchase price has been allocated to the assets and liabilities as follows:

	Book Value	Fair Value Adjustment		Fair Market Value

Furniture, fixture and equipment	$40,000	$		$40,000

Goodwill			30,000	30,000

Total	40,000		30,000	70,000

Purchase price	$40,000		$30,000	$70,000

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	September 30, 2012	March 31, 2012

Goodwill	$30,000	$30,000

Accumulated impairment	(-)	(-)

	$30,000	$30,000

Impairment

The management of the Company determined that there was no impairment of goodwill for the interim period ended September 30, 2012 and 2011.

Note 5 – Commitments and Contingencies

Operating Leases

On September 27, 2007, the Company entered into a five (5) year non-cancelable operating lease for the coffee shop space commencing on March 1, 2008 and expiring on February 29, 2013.  Future minimum lease payments required under this non-cancelable operating lease were as follows:

Year ending March 31:

2013 (remainder of the year)	$5,381

$5,381

Note 6 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred and Five Million (105,000,000) shares of which Five Million (5,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.0001 per share.

Common Stock

On January 30, 2012, upon formation, the Company issued an aggregate of 10,000,000 shares of the newly formed corporation’s common stock to the sole stockholder of Koffee Korner's Texas for all of the issued and outstanding capital of Koffee Korner's Texas.  No value was given to the common shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $0.0001 par value and paid in capital was recorded as amount of negative $1,000.

On January 30, 2012, the Company sold 200,000 shares of common stock at par value $0.0001 per share to an individual for $20.

For the period from February 22, 2012 through February 29, 2012, the Company sold 330,000 shares of common stock at $0.10 per share to thirty three (33) individuals, or $33,000 in aggregate for cash.

Capital Contribution

On January 30, 2012, as part of the recapitalization, the Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”)), by reclassifying the Koffee Korner's Texas capital account of $15,247 and undistributed earnings of $21,026 as of January 30, 2012 to additional paid-in capital.

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table sets forth for the periods indicated certain statement of operations data:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
NET REVENUES	$ 18,806	$ 18,509	$ 35,723	$ 37,162
COST OF SALES	$ 15,364	$ 15,497	$ 29,150	$ 31,127
GROSS PROFIT	$ 3,442	$ 3,012	$ 6,573	$ 6,035
OPERATING EXPENSES	$ 18,873	$ 2,241	$ 23,824	$ 3,992
NET INCOME (LOSS)	$ (15,431)	$ 771	$ (17,251)	$ 2,043

NET INCOME (LOSS) PER COMMON SHARE -BASIC AND DILUTED:	(0.00)	0.00	(0.00)	0.00

Segment information

We report information about operating segments, as well as disclosures about our services and geographic areas. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Our revenue base is derived from sales of coffee, other beverages and complementary food at our single retail location. We have concluded that we have only one reportable segment.

OPERATIONS

Net Revenues

A summary of revenue generated for the three and six months ending September 30, 2012 and 2011 is as  follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Net Revenue	$18,806	$18,509	$35,723	$37,162

Total revenue for the three months ended September 30, 2012 was $18,806 compared to $18,509 for the three months ended September 30, 2011. This represents a increase of $297 from that of  the prior fiscal period or a increase of the 1.6%. This increase was due to higher foot traffic we received for the fiscal period ended September 30, 2012

Total revenue for the six months ended September 30, 2012 was $35,723 compared to $37,162 for the six months ended September 30, 2011. This represents a decrease of $1,439 from that of the six months ended September 30, 2011, or 3.9%. This decrease reflects our decreasing customer base due to our building’s higher vacancy rate and slower foot traffic.

Cost of Sales

	Three Months Ended September 30,		Six Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Cost of Sales	$15,364	$15,497	$29,150	$31,127
% of Revenue	81.7%	83.7%	81.6%	83.8%

Total cost of sales for the three months ended September 30, 2012 was $15,364 compared to $15,497 for the three months ended September 30, 2011. This represents a decrease of $133 from that of the three months ended September 30, 2011, or 0.9%. Our cost of sales remained flat from that of the three months ended September 30, 2011.

Our costs of sales are materials, payroll expenses and rent.

Total cost of sales for the six months ended September 30, 2012 was $29,150 compared to $31,127 for the six months ended September 30, 2011. This represents a decrease of $1,977 from that of the six months ended September 30, 2011, or 6.4%.  This decrease reflects our decreasing revenue due to our decreasing customer base due to our building’s higher vacancy rate and slower foot traffic.

Gross Profit

	Three Months Ended September 30,		Six Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Gross Profit	$3,442	$3,012	$6,573	$6,035
% of Revenue	18.3%	16.3%	18.4%	16.2%

Gross profit increased by $430 for the three months ended September 30, 2012 compared to the corresponding fiscal period in the prior year. The increase was primarily due to higher foot traffic we received for the fiscal period ended September 30, 3012.

Gross profit increased by $538 for the six months ended September 30, 2012 compared to the corresponding fiscal period in the prior year. This increase reflects our lower cost of goods sold in the six months ended September 30, 2012 compared to the corresponding fiscal period in the prior year.

Operating Expenses

	Three Months Ended September 30,		Six Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Operating Expenses	$18,873	$2,241	$23,824	$3,992
% of Revenue	28.4%	12.1%	29.3%	9.4%

Operating Expenses for the three months ended September 30, 2012 were $18,873 and $2,241 for the three months ended September 30, 2011. This increase was due to increased professional costs such as accounting fees related to the preparation of our private placement documents and Registration Statement on Form S-1, auditing fees, attorney fees related to the preparation of offering documents and the Registration Statement on Form S-1.

Operating Expenses increased from the six months ended September 30, 2011 to the fiscal period ended September 30, 2012 due to increased costs related to professional services incurred. Operating expenses increased from $3,992 for the six months ended September 30, 2011 to $23,824 for the six months ended September 30, 2012

Liquidity and Capital Resources

Since our inception, we have financed our operations through equity from our principal and funds generated by our business. As of September 30, 2012, we had approximately $10,170  in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs for more than one year. During Fiscal Year 2013, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities amounted to $(12,249) for the six months ended September 30, 2012 compared to net cash provided by operating activities of $1,268 for the six months ended September 30, 2011.  This change is primarily due to an increase in our net loss of $17,251 an increase in accounts receivable in the amount of $3,809, an increase in prepayments and other current assets of $1,169 and an increase in sales tax payable of $23.

Net Cash Used by Investing Activities.  None.

Net Cash Provided by (Used In) Financing Activities. None.

Given our recent rate of negative cash flow in our operations, which is approximately $600 per month, as well as the likelihood that our cash burn rate will increase once we become a reporting company due to increased accounting, audit, attorney, and EDGAR professional fees of approximately $5,000 per quarter , we believe that unless gross profits increase we do not have sufficient capital to carry on operations past June of 2013, but we plan to raise additional capital in a Regulation D Rule 505 exemption private placement equity offering six months after the effective date of this prospectus, or if current proposed regulations are adopted, three months from the date of this prospectus, to secure the funds needed to finance our plan of operation for fiscal year 2013 and overcome the uncertainty of our ability to continue as a going concern. This $50,000 raise would allow us to continue for approximately 24 months past June 2013 at the current burn rate.   However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.   Our contingency plan if the funds cannot be raised is to; 1) have the company seek a bank credit line; 2) receive loans from our officers; 3) private equity investments or debt financing from individuals or entities.   Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs and public relations fees, among others.  If we are unable to raise additional capital or generate sufficient revenue we will have to curtail or cease our operations.

Over the next twelve months we believe that our existing capital may not be sufficient to sustain our operations. Management plans to seek additional capital to fund operations, growth and expansion through additional equity, debt financing or credit facilities. We have had early stage discussions with investors about potential investment in our firm at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders.

Off Balance Sheet Arrangements

None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, our Chief Executive and Financial Officer has concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of September 30, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30 , 2012.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this quarterly report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets.  Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information.  Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented within the next twelve months.  However, due to our small size and limited resources we could experience additional delays in implementation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOFFEE KORNER INC.
(Name of Registrant)

Date: November 13, 2012	By:	/s/ Nazneen D’Silva
Name: Nazneen D’Silva
Title: President and Chief Executive Officer, principal executive, financial officer and principal accounting officer