Form 10-Q
period 2012-12-31
Koffee Korner Inc.
filed 2013-02-11
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

         Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 11, 2013 there were 10,530,000 shares of common stock, $0.0001 par value per share, outstanding.

KOFFEE KORNER INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2012

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

Koffee Korner Inc.

December 31, 2012 and 2011

Koffee Korner Inc.
Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,797	$22,419
Accounts receivable	-	3,809
Prepayments and other current assets	605	1,189

Total Current Assets	13,402	27,417

GOODWILL	30,000	30,000

SECURITY DEPOSIT	1,706	1,706

Total Assets	$45,108	$59,123

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,686	$1,686
Payroll liabilities	404	677
Sales tax payable	428	503
Advances from stockholders	11,300	-

Total Current Liabilities	13,818	2,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares authorized,
10,530,000 shares issued and outstanding	1,053	1,053
Additional paid-in capital	68,240	68,240
Accumulated deficit	(38,003)	(13,036)

Total Stockholders' Equity	31,290	56,257

Total Liabilities and Stockholders' Equity	$45,108	$59,123

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.
Consolidated Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$55,056	$19,333	$55,305	$18,143

COST OF SALES
Materials	16,044	4,883	20,895	6,713
Payroll expenses	12,950	3,442	11,443	3,785
Rent	13,306	4,825	14,391	5,104

Total cost of sales	42,300	13,150	46,729	15,602

GROSS PROFIT	12,756	6,183	8,576	2,541

OPERATING EXPENSES:
Professional fees	31,226	11,250	-	-
General and administrative expenses	6,497	2,649	5,692	1,700

Total operating expenses	37,723	13,899	5,692	1,700

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(24,967)	(7,716)	2,884	841

INCOME TAX PROVISION	-	-	-	-

NET INCOME (LOSS)	$(24,967)	$(7,716)	$2,884	$841

Pro Forma Financial Information:

Income (Loss) Before Income Tax Provision	(24,967)	(7,716)	2,884	841

Pro Forma Income Tax Provision	-	-	(981)	(286)

Pro Forma Net Income (Loss)	$(24,967)	$(7,716)	$1,903	$1,127

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average common shares outstanding
- basic and diluted	10,530,000	10,530,000	10,530,000	10,530,000

See accompanying notes to the consolidated financial statements

Koffee Korner Inc. Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,967)	$2,884
Adjustments to reconcile net income ( loss) to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	3,809	4,500
Prepayments and other current assets	584	-
Accounts payable	-	(2,316)
Payroll liabilities	(273)	(6,561)
Sales tax payable	(75)	(87)

NET CASH USED IN OPERATING ACTIVITIES	(20,922)	(1,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	11,300	-
S Corp. stockholder's capital distribution	-	(1,608)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,300	(1,608)

NET CHANGE IN CASH	(9,622)	(3,188)

Cash at beginning of period	22,419	6,244

Cash at end of period	$12,797	$3,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

December 31, 2012 and 2011

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

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”)(“SAB Topic 4B”)) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the Koffee Korner’s Texas’s capital account of $15,247 and undistributed earnings of $21,026 as of January 30, 2012 to additional paid-in capital.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Koffee Korner’s Inc. (Texas)	The State of Texas	July 7, 2003	100%

The consolidated financial statements include all accounts of the Company as of December 31, 2012 and for the period from January 30, 2012 (inception) through December 31, 2012 and all accounts of Koffee Korner’s Texas as of December 31, 2012 and 2011 and for the interim periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended December 31, 2012 or 2011.

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

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2012, and a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The acquisition of the coffee house’s assets, including furniture, fixture and equipment, was accounted for using the acquisition method of accounting by allocating the purchase price over the assets acquired based on their estimated fair values at the date of acquisition.  The excess of the purchase price over the assets acquired of $30,000 was recorded as goodwill.  The purchase price has been allocated to the assets and liabilities as follows:

	Book Value	Fair Value Adjustment		Fair Market Value

Furniture, fixture and equipment	$40,000	$		$40,000

Goodwill			30,000	30,000

Total	40,000		30,000	70,000

Purchase price	$40,000		$30,000	$70,000

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	December 31, 2012	March 31, 2012

Goodwill	$30,000	$30,000

Accumulated impairment	(-)	(-)

	$30,000	$30,000

Impairment

The management of the Company determined that there was no impairment of goodwill for the interim period ended December 31, 2012 and 2011.

Note 5 – Commitments and Contingencies

Operating Leases

On September 27, 2007, the Company entered into a five (5) year non-cancelable operating lease for the coffee shop space commencing on March 1, 2008 and expiring on February 29, 2013.  Future minimum lease payments required under this non-cancelable operating lease were as follows:

Fiscal Year ending March 31:

2013 (remainder of the year)	$2,153

$2,153

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011 AND THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

The following table sets forth for the periods indicated certain statement of operations data:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
NET REVENUES	$ 19,333	$ 18,143	$ 55,056	$ 55,305
COST OF SALES	$ 13,150	$ 15,602	$ 42,300	$ 46,729
GROSS PROFIT	$ 6,183	$ 2,541	$ 12,756	$ 8,576
OPERATING EXPENSES	$ 13,899	$ 1,700	$ 37,723	$ 5,692
NET INCOME (LOSS)	$ (7,716)	$ 841	$ (24,967)	$ 2,884

NET INCOME (LOSS) PER COMMON SHARE -BASIC AND DILUTED:	(0.00)	0.00	(0.00)	0.00

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

OPERATIONS

Net Revenues

A summary of revenue generated for the three and nine months ending December 31, 2012 and 2011 is as  follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Net Revenue	$19,333	$18,143	$55,056	$55,305

Total revenue for the three months ended December 31, 2012 was $19,333 compared to $18,143 for the three months ended December 31, 2011. This represents a increase of $1,190 from that of the prior fiscal period or a increase of the 6.6%. This increase was due to higher foot traffic we received for the interim period ended December 31, 2012

Total revenue for the nine months ended December 31, 2012 was $55,056 compared to $55,305 for the nine months ended December 31, 2011. This represents a decrease of $249 from that of the nine months ended December 31, 2011, or 0.5%. Total revenue remained flat from that of the nine months ended December 31, 2011.

Cost of Sales

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Cost of Sales	$13,150	$15,602	$42,300	$46,729
% of Revenue	68.0%	86.0%	76.8%	84.5%

Total cost of sales for the three months ended December 31, 2012 was $13,150 compared to $15,602 for the three months ended December 31, 2011. This represents a decrease of $2,452 from that of the three months ended December 31, 2011, or 15.7%. Our cost of sales decreased due to better pricing on our materials costs.

Our costs of sales are materials, payroll expenses and rent.

Total cost of sales for the nine months ended December 31, 2012 was $42,300 compared to $46,729 for the nine months ended December 31, 2011. This represents a decrease of $4,429 from that of the nine months ended December 31, 2011, or 9.5%.  This decrease reflects better pricing on our material costs.

Gross Profit

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Gross Profit	$6.183	$2,541	$12,756	$8,576
% of Revenue	32.0%	14.0%	23.2%	15.5%

Gross profit increased by $3,642 for the three months ended December 31, 2012 compared to the corresponding fiscal period in the prior year. The increase was due to higher revenue and lower cost of sales for the fiscal period ended December 31, 3012.

Gross profit increased by $4,180 for the nine months ended December 31, 2012 compared to the corresponding fiscal period in the prior year. This increase reflects our lower cost of sales in the nine months ended December 31, 2012 compared to the corresponding fiscal period in the prior year.

Operating Expenses

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Operating Expenses	$13,899	$1,700	$37,723	$5,692
% of Revenue	71.9%	9.4%	68.5%	10.3%

Operating Expenses for the three months ended December 31, 2012 were $13,899 and $1,700 for the three months ended December 31, 2011. This increase was due to increased professional costs such as accounting fees related to the preparation of our private placement documents and Registration Statement on Form S-1, auditing fees, attorney fees related to the preparation of offering documents and the Registration Statement on Form S-1.

Operating Expenses increased from the nine months ended December 31, 2011 to the fiscal period ended December 31, 2012 due to increased costs related to professional services incurred. Operating expenses increased from $5,692 for the nine months ended December 31, 2011 to $37,723 for the nine months ended December 31, 2012

Liquidity and Capital Resources

Since our inception, we have financed our operations through equity from our principal and funds generated by our business. As of December 31, 2012, we had approximately $12,797  in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs for more than one year. During Fiscal Year 2013, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities amounted to $(20,922) for the nine months ended December 31, 2012 compared to net cash used in operating activities of $(1,580) for the nine months ended December 31, 2011. The net loss for the nine months ended December 31, 2012 was $24,967, an increase of $27,851 from $2,884 net income for the comparable period in 2011. In addition to net loss, the cash used in operating activities was the net effect of the decrease in accounts receivables of $3,809.

The decrease in prepayments and other current assets of $584, the decrease in payroll liabilities of $273 and the decrease in sales tax payable of $75.

Net Cash Used by Investing Activities.  None.

Net Cash Provided by (Used In) Financing Activities. Net cash provided by financing activities for the nine months ended December 31, 2012 was $11,300 compared to net cash used in financing activities of $(1,608) for the nine months ended December 31, 2012. Net cash provided by financing activities was $11,300 for the nine months ended December 31, 2012, which represented a loan from our largest shareholder.

Given our recent rate of negative cash flow in our operations, which is approximately $600 per month, as well as the likelihood that our cash burn rate will increase now that we are a reporting company due to increased accounting, audit, attorney, and EDGAR professional fees of approximately $5,000 per quarter , we believe that unless gross profits increase we do not have sufficient capital to carry on operations past June of 2013, but we plan to raise additional capital in a Regulation D Rule 505 exemption private placement equity offering six months after the effective date of this prospectus, or if current proposed regulations are adopted, three months from the date of this prospectus, to secure the funds needed to finance our plan of operation for fiscal year 2013 and overcome the uncertainty of our ability to continue as a going concern. This $50,000 raise would allow us to continue for approximately 24 months past June 2013 at the current burn rate.   However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.   Our contingency plan if the funds cannot be raised is to; 1) have the company seek a bank credit line; 2) receive loans from our officers; 3) private equity investments or debt financing from individuals or entities.   Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs and public relations fees, among others.  If we are unable to raise additional capital or generate sufficient revenue we will have to curtail or cease our operations.

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

We conducted an evaluation, with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, our Chief Executive and Financial Officer has concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending December 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of December 31, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

KOFFEE KORNER INC.
(Name of Registrant)

Date: February 11, 2013	By:	/s/ Nazneen D’Silva
Name: Nazneen D’Silva
Title: President and Chief Executive Officer, principal executive, financial officer and principal accounting officer