Form 10-K
period 2013-03-31
Koffee Korner Inc.
filed 2013-06-06
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 333-181719

Koffee Korner, Inc.

(Exact name of registrant as specified in its charter)

Delaware	5810	45-4484428
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

6560 Fannin Street – Suite 245

Houston, Texas 77030

 (Address of principal executive offices)

713-795-0011

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act..

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                  Accelerated filer [   ]

Non-accelerated filer [   ]    Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2013:  $ 231,000.

The number of shares of the registrant’s common stock outstanding as of May 6, 2013:  10,530,000.

INDEX TO FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

There are statements in this report that are not historical facts. These forward-looking statements can be identified by use of terminologies such as believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, project, positioned, strategy and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under Risk Factors. Although management believes that the assumptions underlying the forward looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

References to “us”, “we” and “our” in this report refer to Koffee Korner, Inc, together with our wholly-owned subsidiary.

ITEM 1.BUSINESS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” or similar expressions used in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the general economic conditions in our market, the establishment of competitors within our market area, and disruptions in supply and price fluctuations for our materials.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Koffee Korner, Inc." mean Koffee Korner, Inc. and our wholly owned subsidiary, unless otherwise indicated.

GENERAL

OUR BUSINESS

KOFFEE KORNER INC. (“Koffee Korner”, “we”, “us” or the “Company”) was initially formed as a Texas Corporation in July 2003 and became a Delaware corporation in January 2012.

Koffee Korner is a single location retailer of specialty coffee located on the 2nd floor mezzanine level of a high rise building in Houston, Texas. Koffee Korner purchases its coffee, food, tea and restaurant supplies from its principle supplier SYSCO and sells rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, and complementary food items which include bakery items, sandwiches prepared by our staff, fruit and yogurt, a selection of teas, and beverage-related accessories and equipment, prepared by our staff and sold  through our retail location. 85% of our sales are coffee sales (which include brewed coffees, Italian-style espresso beverages and cold blended beverages), 10% of our sales are food items (which include bakery items, sandwiches prepared by our staff, fruit and yogurt), and 5% are teas and beverage-related accessories and equipment. Occasionally, we run out of an item and purchase small amounts of that item locally to tide us over until our next delivery from SYSCO. The majority of our customers come from the tenants in our building. We do get some foot traffic as we are in downtown Houston. We estimate that 90% of our business is generated by the tenants of our building and 10% of our business is generated by foot traffic. We estimate 85% of our customers consume our products via takeaway and 15% of our customers consume our products on our premises.  We had revenues of $75,354 and a loss of $(65,156) during our fiscal year ended March 31, 2013.

Given our recent rate of negative cash flow in our operations, which is approximately $3,000 per month which reflects that our cash burn rate increased once we became a reporting company due to increased accounting, audit, attorney, and EDGAR professional fees, we believe that unless gross profits increase we do not have sufficient capital to carry on operations past September of 2013.  We planned to raise additional capital in a Regulation D Rule 505 exemption private placement equity offering six months after becoming a publicly traded company, but have not accomplished this goal.  If we were to raise $50,000 this would allow us to continue for approximately 12 months past September 2013 at the current burn rate.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our contingency plan if the funds cannot be raised is to; 1) have the company seek a bank credit line; 2) receive loans from our officers; 3) private equity investments or debt financing from individuals or entities.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs and public relations fees, among others.  If we are unable to raise additional capital or generate sufficient revenue we will have to curtail or cease our operations or seek to change the nature of our business.

The Company’s objective is to obtain the resources to open an additional three new locations in the Houston, Texas metropolitan area during the next two to three years.  However, there can be no assurance that we will ever open any additional locations. Management estimates that the cost of establishing additional retail locations will be approximately $250,000 per location. Management hopes to be in a position to open additional locations in the next 24 to 36 months. In order to be able to obtain the resources to open additional locations, management will need to raise money, find suitable locations and suitable personnel to run the new locations. We have had early stage discussions with investors about potential investment in our firm at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders.  We have no commitments for any financing and cannot assure you that we will realize this goal.

Coffee

Koffee Korner has been in operations since 2003 and has gained access to coffee beans from the growing regions around the world through our principle supplier SYSCO. Coffee is an agricultural crop that undergoes price fluctuation and quality differences depending on weather, economic and political conditions in coffee producing countries. As a result, in addition to the above factors, the price, quality and availability of coffee beans also depend on our principle supplier’s SYSCO relationships with coffee brokers, exporters and growers. We are dependent on our principle supplier SYSCO for all of our coffee. We focus on offering our customers gourmet coffee and espresso-based beverages, and also offer specialty teas, baked goods, whole bean coffee and related products that come from our principle supplier. Our coffeehouse environment is driven by our location in a high rise building, which provides an inviting and comfortable atmosphere for customers who wish to gather and relax while also providing convenience for take-out customers focused on quick service. Our coffeehouse is a clean, smoke-free environment. Our brewing process ensures that our coffeehouse offers only fresh coffee at its peak flavor to meet our customers' preferences and expectations.

Coffee Beans

Coffee is an agricultural crop that undergoes quality changes depending on weather in coffee-producing countries. In addition, coffee is a trade commodity and, in general, its price can fluctuate depending on: weather patterns in coffee-producing countries; economic and political conditions affecting coffee-producing countries; foreign currency fluctuations; the ability of coffee-producing countries to agree to export quotas; and general economic conditions that make commodities more or less attractive investment options. Our access to coffee beans depends on our supplier’s SYSCO relationships with coffee brokers, exporters and growers, with whom they have built long-term relationships to ensure a steady supply of coffee beans. We are dependent on our principle supplier SYSCO for all of our coffee.

Tea and Food

We offer a line of whole leaf and bagged tea. . We purchase tea directly from our principle supplier SYSCO and store and pack the tea at our Houston location. We offer a limited line of food items, such as bakery items, sandwiches prepared by our staff, fruit and yogurt, and other snacks that we purchase from our principle supplier SYSCO.

Competitive Positioning: Business Competition

The specialty coffee category is highly competitive and fragmented among various distribution channels. Starbucks is the largest competitor in the category. The major distribution channels are coffeehouses and grocery stores. According to the Coffee Shop Business Overview & Trends 2012 report from Small Business Development Center Network or SBDCNet (available free of charge on the their website located at http://www.sbdcnet.org/small-business-research-reports/coffee-shop-2012) The specialty coffee category generates most of its sales from coffeehouses that currently number over 20,000 in the United States.  In addition, coffee is sold by coffee roasters like Starbucks and Peet’s to grocery stores, foodservice operators, offices, and direct to consumers through websites and mail order and other places where coffee is consumed or purchased for home consumption.

In the coffeehouse business, chains like Starbucks and Peet’s are our primary competition, but we also compete with small single-unit independently owned coffeehouses and regional or local chains such as Coffee Bean & Tea Leaf and Tully’s.  In addition, consumers may purchase prepared coffee beverages at locations such as convenience stores, bakeries and restaurants.

Over the last several years, the coffee industry has seen two trends that could have a significant impact on the future of the industry and our performance.  The first is the “mainstreaming” of specialty coffee as consumers have been upgrading their coffee purchases to higher quality coffee. We purchase all of our coffee, tea and food items from our principle supplier SYSCO.  Over the last decade, specialty coffee has grown rapidly and has driven most of the growth in the coffee category. The second trend is the emergence of coffee makers intended to brew a single cup at a time.  The single cup coffee market is still in its early stages, but is growing rapidly.  The United States single cup market is currently dominated by GMCR with its cartridge-based Keurig® K-Cup® brewing system. Starbucks and GMCR announced in March 2011 that Starbucks is the “exclusive, licensed coffee brand produced by GMCR for the Keurig Single-Cup brewing system.” There are also several other large, well funded participants with cartridge or pod-based systems competing in this market including Nestle (Nespresso and Dolce Gusto), Kraft (Tassimo), and Mars (Flavia). These trends could impact our future prospects negatively depending on how we are positioned to compete relative to these two trends. We purchase all of our coffee, tea and food items from our principle supplier SYSCO. We currently do not have our own branded coffee or tea therefore we cannot create a single cup cartridge brewing system.  Currently, most, but not all, single cup cartridge- or pod-based brewing systems are proprietary.

We believe that our customers choose among specialty coffee brands based on the total value proposition that includes quality, variety, convenience, personal taste preference, and price.  Our coffee shop is located on the 2nd floor mezzanine level of our building and the majority of our customers come from the tenants in our building. We do get some foot traffic as we are in downtown Houston. We estimate that 90% of our business is generated by the tenants of our building and 10% of our business is generated by foot traffic.

Employees

As of March 31, 2013, we employed 3 part-time people at our retail location.  We consider our relationship with our employees to be good.

Government Regulation

Our coffee shop is subject to various governmental laws, regulations, and licenses relating to customs, health and safety, building and land use, and environmental protection. Our roasting facility is subject to state and local air-quality and emissions regulations. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations, then:

The opening of new retail locations could be delayed;

The operation of existing retail location could be interrupted; or

Our product offerings could be limited.

We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

Our Retail Location

A coffee house located in the Houston, Texas. Koffee Korner offers specialty grade and fair trade coffees prepared on location.  Patrons can enjoy variations of coffees in a myriad of preparations along with their pastry of choice. Koffee Korner provides a comfortable lounge area and offers free WiFi to paying customers.

We’re located at…

Koffee Korner Inc.

6560 Fannin St., Suite 245

Houston, TX 77030-2728

(713) 795-0011

Hours:   Monday-Friday: 6:00AM – 5:00PM

Possible Future Operations

We became a publically traded company because management believed that it would allow us to raise financing to open additional locations in the Houston Metropolitan Area.  We believes the costs of each location inclusive of lease, lease improvements, equipment, inventory and design will be approximately $250,000.  We hope to open three additional locations in the next 24 to 36 months, but we have no commitment for the required financing and cannot assure that it will be achieved or, if achieved, that it will not be on terms that are unfavorable to our present shareholders.

Item 1A.Risk Factors.

RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition. While additional risks and uncertainties not presently known to us or that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations, we believe that the foregoing is a comprehensive statements of known material risks that could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We may not be able to continue as a going concern and if we do not our stock may become worthless.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated at March 31, 2013 of $(78,192), a net loss of $(65,156) and net cash used in operating activities of $(28,895) for the Fiscal Year March 31, 2013.

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

If we do not receive additional funding to expand operations the value of our stock could be adversely affected.

As of March 31, 2013, we had cash of approximately $7,529. We estimate that such cash reserves are not sufficient to fund our daily operations beyond September 30, 2013. To fund our daily operations we must raise additional capital.  No assurance can be given that we will receive additional funds required to fund our daily operations.  In addition, in the absence of the receipt of additional funding we may be required to scale back current operations by reducing hours of operation or employees at our current location.

We are a public company subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that will require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are  required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys.  However, our incurring these costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8934 on June 26, 2008 we will be required, beginning with our fiscal year ending March 31, 2014, to include in our Annual Report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ending March 31, 2014. Furthermore, in the following year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed any assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.  Management believes that the recently enacted JOBS Act may eliminate the requirement of the independent auditor review until such time as we have experienced substantial growth.

Our officer has no experience in managing a public company.

Our sole officer has no previous experience in managing a public company and may make errors or omissions that a more seasoned CEO would not make to the detriment of the Company and its shareholders.

We do not presently have a separate Chief Financial Officer.

Our CEO does not have any experience as a chief financial officer (“CFO”), but serves us as CEO and CFO.  While we are seeking to hire an additional officer as CFO, we may not be successful in these efforts.  In the absence of a separate experienced CFO we will be unable to fully implement internal controls and procedures required of a public corporation.  As a result we may become subject to regulatory inquiries and reviews which may hamper our ability to move forward with our business plan and operations.

We do not have any independent directors.

Our sole officer, Ms. D’Silva, is our sole director and there is no director who is independent of management.  We are continuing our efforts to attract independent directors, but until we do so conflicts between the interests of Ms. D’Silva and our other shareholders will be resolved solely by Ms. D’Silva and this may prove detrimental to the interests of our other shareholders.

Our officer does not have an employment agreement with us and could cease working for us at any time causing us to cease our operations.

Our sole officer does not have an employment agreement with us.  In the absence of an employment agreement with a restrictive covenant on the part of the employee, our officer could leave us at any time or commence working for a competitive company.  Furthermore, even if she had an employment agreement in the future, as our sole director, she would be in a position to approve the termination of the same. Accordingly, the continued services of our sole officer cannot be assured. If Ms. D’Silva were to cease working for us, we would have to cease operations.

We are heavily dependent on one supplier.

During fiscal years ended March 31, 2012 and March 31, 2013, 83.4% and 70.4% of our supplies in all categories were purchased from a single supplier, SYSCO.  While we believe our relations with SYSCO to be good, if SYSCO were either to stop supplying certain products we require or refuse to do business with us, we could suffer a disruption in our operations before we could establish an alternative source of supply.  Any disruption in supply could adversely affect our operating results and be detrimental to our shareholders

Our financial condition and results of operations will be sensitive to, and may be adversely affected by, a number of factors, many of which are largely outside our control.

Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors set forth below could adversely impact our business, financial condition and/or results of operations:

• lower customer traffic or average value per transaction, which negatively impacts sales, net revenues, operating income, operating margins and earnings per share, due to:

• the impact of initiatives by competitors and increased competition generally;

• customers trading down to lower priced products offered by us, and/or shifting to competitors with lower priced products;

• lack of customer acceptance of new products or price increases necessary to cover costs of new products and/or higher input costs;

• unfavorable general economic conditions in the market in which we operate that adversely affect consumer spending;

• declines in general consumer demand for specialty coffee products; or

• adverse impacts resulting from negative publicity regarding the Company’s business practices or the health effects of consuming its products;

• cost increases that are either wholly or partially beyond our control, such as:

• commodity costs for commodities that can only be partially hedged, such as fluid milk, and to a lesser extent, coffee beans;

• labor costs such as increased health care costs, general market wage levels and workers’ compensation insurance costs;

• construction costs associated with new store openings; or

• information technology costs and other logistical resources necessary to maintain and support the growth of the Company’s business;

• delays in store openings for reasons beyond our control, or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep our from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share; and

• any material interruption in our supply chain beyond its control, such as material interruption of roasted coffee supply due to the casualty loss of any of the roasting plants or the failures of third-party suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, or trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions.

Our results are influenced by the occupancy rate in the office building where we are located.

Our present location is on the 2nd floor mezzanine level of a high rise building in Houston, Texas.  While pedestrians on the street can reach our location by escalator without passing through building security, management estimates that roughly 90% of our business is from customers who work in the building where we are located.  Accordingly, our revenues are likely to decline if the vacancy rate in our building increases.

We may not be successful in implementing important strategic initiatives, which may have a material adverse impact on our business and financial results.

There is no assurance that we will be able to implement important strategic initiatives in accordance with management’s expectations such as opening additional locations.

We face intense competition in the specialty coffee market, which could lead to reduced profitability.

A description of the general competitive conditions in which we operate appears under “Business-Competition”.  As a single location coffee and beverage store we compete with national coffee chains, such as Starbucks, and, to a lesser extent, with national chains such as Dunkin’ Donuts and McDonald’s, which have begun to put a greater emphasis on specialty coffee.  We also compete with every other location in our area that offers coffee.

Adverse public or medical opinions about the health effects of consuming our products, as well as reports of incidents involving food-borne illnesses or food tampering, whether or not accurate, could harm our business.

Some of our products contain caffeine, dairy products, sugar and other active compounds, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other active compounds can lead to a variety of adverse health effects. There has also been greater public awareness that sedentary lifestyles, combined with excessive consumption of high-calorie foods, have led to a rapidly rising rate of obesity. Management believes that there is increasing consumer awareness of health risks, including obesity, due in part to increasing publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While we have a variety of healthier choice beverage and food items, including items that are low in caffeine and calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our beverages and food products.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a material adverse effect on our operating results.

We are also affected by recessionary economic cycles as customers are less likely to purchase higher priced coffee beverages during economically stressed periods.

Our success depends to a large extent upon the continued services of our key managerial employee and our ability to attract and retain qualified personnel.

Specifically, we are highly dependent on the ability and experience of our key employee, Nanzeen D’Silva. The loss of Ms. D’Silva, the principal owner of the Company, would present a significant setback for us and could impede the implementation of our business plan. Our success depends upon the continued contributions of our key staff and skilled employees, many of whom would be extremely difficult to replace. Competition for skilled employees in the industry is intense. If we are unable to retain our existing key staff or skilled employees, or hire and integrate new key staff or skilled employees, our operating results would likely be harmed. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

The ability of our president to control our business will limit minority shareholders' ability to influence corporate affairs.

Our president, Nanzeen D’Silva, owns 10,000,000 or 95% of our 10,530,000 issued and outstanding shares. Because of her stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because she may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share if a market every develops.

As a result of becoming a public company, we will be obligated to develop and maintain a system of effective internal controls over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on effectiveness of our internal controls. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

We are an “emerging growth company” as defined in the JOBS Act and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Management intends to take full advantage of the regulatory relief afforded by the JOBS Act.  We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may become more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K for fiscal year 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act.  We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-

affiliates exceeds $700 million as of any September 30 (such being the last day of our second fiscal quarter) in any year before that time, we would cease to be an “emerging growth company” at the end of that fiscal year.

Risks Related to Our Common Stock

Currently, there is a very limited public market for our securities, and there can be no assurances that any public market will ever develop or that it will not be subject to significant price fluctuations.

Our common stock has been listed on the OTC Bulletin Board ("OTCBB") maintained by FINRA under the symbol: KOFF since October 12, 2012.  We are only aware of two trades of 11,000 shares. There can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade. We cannot predict the extent to which investor interest in us will ever lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.  Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

Our Board of Directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares.

We are authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value. We have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of our common stock.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup. In addition, limitations on indemnification which we are allowed to offer may discourage qualified persons from serving as our officers or directors.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person's account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker-dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker-dealer made the suitability determination, and
•	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

We do not intend to pay dividends on our common stock.

We have not paid any dividends on our common stock to date and there are no plans for paying dividends on the common stock in the foreseeable future.

We intend to retain earnings, if any, to provide funds for the implementation of our business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive any additional cash, stock or other dividends on their shares of our common stock until we have funds which the Board of Directors determines can be allocated to dividends.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

All of the outstanding shares of our common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock, presently 105,300 shares could be sold by each of Ms. D’Silva and Mr. Hariton. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws which prohibit trading absent compliance with individual state laws.

These restrictions may make it difficult or impossible to sell shares in those states. There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

We lease 638 square feet at a rental of $1,116.50 per month through February 28, 2018. While the premises are adequate for our current needs, we believe we can find additional locations in the general area of our current operations should the need arise.

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceedings been threatened against us, or any of our officers, directors or control persons of which we are aware.

ITEM 4. MINE SAFTEY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Market Information

Our common stock has been included in the OTCBB under the symbol “KOFF” since October 12, 2012.  We are only aware of two trades of 10,000 shares at $0.15 and 1,000 shares at $0.70 since we were listed.

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ended March 31 containing financial statements audited by our independent certified public accountants commencing in 2014.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of May 31, 2013, we had 36 shareholders of record and 10,530,000 common shares issued and outstanding. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name by DTC.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA.

Because the Company is a smaller reporting company, it does not need to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Overview

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect.  In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements.  We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

•	our ability to raise additional capital and secure additional financing;
•	anticipated trends in our financial condition and results of operations;
•	our ability to hire and retain key employees;
•	Risks related to diverting management’s attention from ongoing business operations.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2012 AND 2013

The following table sets forth for the periods indicated certain statement of operations data:

	For the Fiscal Year Ended March 31,
	2012	2013
NET REVENUES	$72,692	$75,354
COST OF SALES	$61,763	$65,168
GROSS PROFIT	$10,929	$10,186
OPERATING EXPENSES	$20,664	$75,342
NET (LOSS)	$(9,735)	$(65,156)

NET INCOME (LOSS) PER COMMON SHARE -BASIC AND DILUTED:	(0.00)	(0.01)

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

OPERATIONS

Net Revenues

A summary of revenue generated for the fiscal years ending March 31, 2012 and 2013 is as follows:

	For the Fiscal Year Ended March 31,
	2012	2013
Net Revenue	$72,692	$75,354

Total revenue for the fiscal year ended March 31, 2012 was $72,692 compared to $75,354 for the fiscal year ended March 31, 2013. This represents an increase of $2,662 from that of the fiscal year ended March 31, 2012, or 3.7%. This increase reflects gradually improving economic conditions.  Specifically a significant majority of our customers come from our building’s tenants and the improving economic environment has lead to no additional vacancies in the building and slightly improved customer traffic.

Cost of Sales

	For the Fiscal Year Ended March 31,
	2012	2013
Cost of Sales	$61,763	$65,168
% of Revenue	85.0%	86.5%

Total cost of sales for fiscal year ended March 31, 2012 was $61,763 compared to $65,168 for the fiscal year ended March 31, 2013. This represents an increase of $3,405 from that of the fiscal year ended March 31, 2012, or 5.5%. This increase reflects increased revenues and increased costs for coffee and other supplies roughly equally.

Our costs of sales are materials, payroll expenses and rent.

Gross Profit

	For the Fiscal Year Ended March 31,
	2012	2011
Gross Profit	$10,929	$10,186
% of Revenue	15.0%	13.5%

Gross profit decreased by $743 for the fiscal year ended March 31, 2013 compared to the prior year. The decrease was primarily due to our increased revenues being more than offset by the increase in our costs of goods sold.  We believe that the fluctuations presented are within normal expected limits and we do not find them to be significant.

Operating Expenses

	Fiscal Year Ended March 31,
	2012	2013
Operating Expenses	$20,664	$75,342
% of Revenue	28.4%	100.0%

Operating Expenses for the fiscal year ended March 31, 2012 were $20,664 and $75,342 for the fiscal year ended March 31, 2013. This increase was due to increased professional costs such as accounting fees related to the preparation of our Registration Statement on Form S-1, auditing fees, attorney fees related to the preparation of offering documents and the Registration Statement on Form S-1. We had a onetime impairment charge of $30,000 on goodwill in the fiscal year ended March 31, 2013.

Liquidity and Capital Resources

Since our inception, we have financed our operations through equity from our principal and funds generated by our business. As of March 31, 2013, we had approximately $7,529 in cash and $1,189 in other current assets. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs for more than one year. During Fiscal Year 2014, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Provided by (Used in) Operating Activities.  Net cash used in operating activities amounted to $(15,237) for the fiscal year ended March 31, 2012 compared to net cash used in operating activities of $(28,895) for the fiscal year ended March 31, 2013.  This change is primarily due to the costs associated with becoming and being a public company.

Net Cash Used by Investing Activities.  None.

Net Cash Provided by (Used In) Financing Activities.  Net cash provided by financing activities was $31,412 for the fiscal year ended March 31, 2012 and $0 in 2013.  The activity in 2012 was primarily a private placement offering that took place in February 2012. A total of $33,020 was provided by the private placement.  In 2013 we realized $16,050 from an advance from our principal shareholder.

Given our recent rate of negative cash flow in our operations, which is approximately $3,000 per month, we believe that unless gross profits increase we do not have sufficient capital to carry on operations past September 2013, but we plan to raise additional capital in a Regulation D Rule 505 exemption private placement equity offering six months after the effective date of this prospectus, or if current proposed regulations are adopted, three months from the date of this prospectus, to secure the funds needed to finance our plan of operation for fiscal year 2014 and overcome the uncertainty of our ability to continue as a going concern. This $50,000 raise would allow us to continue for approximately 12 months past September 2013 at the current burn rate.   However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.   Our contingency plan if the funds cannot be raised is to; 1) have the company seek a bank credit line; 2) receive loans from our officers; 3) private equity investments or debt financing from individuals or entities.   Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs and public relations fees, among others.  If we are unable to raise additional capital or generate sufficient revenue we will have to curtail or cease our operations.

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

Off Balance Sheet Arrangements

None

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause interest rates, wages and other costs to increase which would adversely affect our results of operations unless event planning rates could be increased correspondingly. However, the effect of inflation has been minimal over the past two years.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Our future operating results and financial condition are dependent on our ability to successfully provide beverages that meet the needs of our local market. Inherent in this process are a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect future operating results and financial condition include, without limitation, the factors discussed below.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended March 31, 2012 and 2013, and the reports thereon of Li and Company are included here:

Koffee Korner Inc.

March 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Koffee Korner Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Koffee Korner Inc. (the “Company”) as of March 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at March 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

June 6, 2013

Koffee Korner Inc.
Consolidated Balance Sheets

	March 31, 2013	March 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$7,529	$22,419
Accounts receivable	-	3,809
Prepayments and other current assets	1,189	1,189

Total Current Assets	8,718	27,417

FURNITURE AND EQUIPMENT
Furniture and equipment	2,045	-
Accumulated depreciation	(24)	-

Furniture and equipment, net	2,021	-

GOOD WILL	-	30,000

SECURITY DEPOSITS	1,706	1,706

Total Assets	$12,445	$59,123

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,037	$1,686
Payroll liabilities	709	677
Sales tax payable	548	503
Advances from stockholders	16,050	-

Total Current Liabilities	21,344	2,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares authorized,
10,530,000 shares issued and outstanding	1,053	1,053
Additional paid-in capital	68,240	68,240
Accumulated deficit	(78,192)	(13,036)

Total Stockholders' Equity (Deficit)	(8,899)	56,257

Total Liabilities and Stockholders' Equity (Deficit)	$12,445	$59,123

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.
Consolidated Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2013	March 31, 2012

NET SALES	$75,354	$72,692

COST OF SALES
Materials	29,696	26,816
Payroll expenses	17,341	15,731
Rent	18,131	19,216

Total cost of sales	65,168	61,763

GROSS MARGIN	10,186	10,929

OPERATING EXPENSES:
Professional fees	36,886	13,318
General and administrative expenses	8,456	7,346
Impairment of goodwill	30,000	-

Total operating expenses	75,342	20,664

LOSS BEFORE INCOME TAX PROVISION	(65,156)	(9,735)

INCOME TAX PROVISION	-	-

NET LOSS	$(65,156)	$(9,735)

Pro Forma Financial Information:

Loss Before Income Tax Provision	-	(9,735)

Pro Forma Income Tax Provision	-	-

Pro Forma Net Loss	$-	$(9,735)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	10,530,000	10,065,062

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Year Ended March 31, 2013 and 2012

	S Corp.	Common Stock,
	Stockholder's	$0.0001 Par Value		Additional	Retained	Total
	Contributed	Number of		Paid-in	Earnings	Stockholders'
	Capital	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, March 31, 2011	$16,855	10,000,000	$1,000	$(1,000)	$17,725	$34,580

Distribution of S corp. stockholder contributed capital	(1,608)					(1,608)

Reclassification of S Corp stockholder's capital
as additional paid-in capital	(15,247)			15,247		-

Net income for the period
from April 1, 2011 through January 30, 2012				21,026	(21,026)	-

Reclassification of undistributed earnings and losses
as of January 30, 2012					3,301	3,301

Issuance of common shares for cash at par		200,000	20			20

Issuance of common shares for cash at $0.10 per share
from February 22, 2012 through February 29, 2012		330,000	33	32,967		33,000

Net loss					(13,036)	(13,036)

Balance, March 31, 2012	-	10,530,000	1,053	68,240	(13,036)	56,257

Net loss					(65,156)	(65,156)

Balance, March 31, 2013	$-	10,530,000	$1,053	$68,240	$(78,192)	$(8,899)

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,156)	$(9,735)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	24	-
Impairment of goodwill	30,000	-
Changes in operating assets and liabilities:
Accounts receivable	3,809	3,374
Prepayments and other current assets	-	(20)
Accounts payable	2,351	(2,316)
Payroll liabilities	32	(6,478)
Sales tax payable	45	(62)

NET CASH USED IN OPERATING ACTIVITIES	(28,895)	(15,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,045)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,045)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	16,050	-
S Corp. stockholder's capital distribution	-	(1,608)
Proceeds from sales of common stock	-	33,020

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,050	31,412

NET CHANGE IN CASH	(14,890)	16,175

Cash at beginning of the fiscal year	22,419	6,244

Cash at end of the fiscal year	$7,529	$22,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

March 31, 2013 and 2012

Notes to the Consolidated Financial Statements

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-

investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of Consolidated Subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Koffee Korner’s Inc. (Texas)	The State of Texas	July 7, 2003	100%

The consolidated financial statements include all accounts of the Company as of March 31, 2013 and 2012, for the fiscal year ended March 31, 2013 and for the period from January 30, 2012 (inception) through March 31, 2012 and all accounts of Koffee Korner’s Texas as of March 31, 2013 and 2012 and for the fiscal years then ended.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes furniture and equipment and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Furniture and Equipment

Furniture and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of furniture and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Goodwill

The Company follows Subtopic 350-20 of the FASB Accounting Standards Codification for goodwill. Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Under paragraph 350-20-35-1 of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended March 31, 2013 or 2012.

Pro Forma Income Tax Information

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

There were no potentially dilutive common shares outstanding for the fiscal year ended March 31, 2013 or 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to further implement its business plan and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Furniture and Equipment

Furniture and equipment stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2013	March 31, 2012

Furniture and equipment	5	$2,045	$-
Less accumulated depreciation		(24)	-
		$2,021	$-

Depreciation Expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $24 and $0 for the fiscal year ended March 31, 2013 and 2012, respectively.

Impairment

The management of the Company determined that there was no impairment of furniture and equipment for the fiscal year ended March 31, 2013 or 2012.

Note 5 – Goodwill

On June 30, 2003, pursuant to the Asset Purchase and Security Agreement (“Purchase Agreement”), the Company’s sole stockholder purchased all of the furniture and equipment and the rights, titles and interest in the coffee house business from the then sole owner of the coffee house for total consideration of $70,000.

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

	Book Value	Fair Value Adjustment		Fair Market Value

Furniture, fixture and equipment	$40,000	$		$40,000

Goodwill			30,000	30,000

Total	40,000		30,000	70,000

Purchase price	$40,000		$30,000	$70,000

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	March 31, 2013	March 31, 2012

Goodwill	$30,000	$30,000

Impairment	(30,000)	(-)

	$-	$30,000

Impairment

The management of the Company determined that there was $30,000 and $0 impairment of goodwill for the fiscal year ended March 31, 2013 or 2012.

Note 6 – Related Party Transactions

Advances from Stockholder

From time to time, the CEO and significant stockholder of the Company advances funds to the Company for working capital purposes.  These advances are unsecured, non-interest bearing and due on demand. As of March 31, 2013 and March 31, 2012, the advance balance was $16,050 and $0, respectively.

Note 7 – Commitments and Contingencies

Operating Lease

On February 1, 2013, the Company entered into a five (5) year non-cancelable operating lease for the coffee shop space commencing on March 1, 2013 and expiring on February 29, 2018.  Future minimum lease payments required under this non-cancelable operating lease are as follows:

Fiscal Year ending March 31:

2014	$13,398

2015	13,398

2016	13,398

2017	13,398

2018	12,282

$65,874

Note 8 – Stockholders’ Equity (Deficit)

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

Capital Contribution

On January 30, 2012, as part of the recapitalization, the Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”)), by reclassifying the Koffee Korner's Texas capital account of $15,247 and undistributed earnings of $21,026 as of January 30, 2012 to additional paid-in capital..

Note 9 – Income Tax Provision

Deferred Tax Assets

At March 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $78,192 that may be offset against future taxable income through 2033.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $26,585 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $22,153 and $4,432 for the fiscal year ended March 31, 2013 and for the period from January 30, 2012 (date of recapitalization) through March 31, 2012, respectively.

Components of deferred tax assets are as follows:

	March 31, 2013	March 31, 2012

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$26,585	$4,432

Less valuation allowance	(26,585)	(4,432)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended March 31, 2013	For the Period from January 30, 2012 (Re-capitalization) through March 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Pro Forma Income Tax Information (Unaudited)

The unaudited pro forma income tax amounts, deferred tax assets and income tax rate included in the accompanying consolidated statements of operations and related income tax reflect the provision for income taxes which would have been recorded if the Company had been incorporated as a C Corporation as of the beginning of the first date presented.

Pro Forma Deferred Tax Assets

If the Company had been incorporated as of the beginning of the first date presented at March 31, 2012, the Company’s net operating loss (“NOL”) carry–forwards for Federal income tax purposes would have been $9,735 that may be offset against future taxable income through 2032; and the Company’s net deferred tax assets and valuation allowance would have been $3,310; and its valuation allowance would have increased approximately $3,310 for the fiscal year ended March 31, 2012.

Components of pro forma deferred tax assets as of March 31, 2012 are as follows:

March 31, 2012

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$3,310

Less valuation allowance	(3,310)

Deferred tax assets, net of valuation allowance	$-

Pro Forma Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the pro forma federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Fiscal Year Ended March 31, 2012

Federal statutory income tax rate	34.0%

Increase (reduction) in income taxes resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)

Effective income tax rate	0.0%

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in Company's Certifying Accountant.

None

ITEM 9A(T).  CONTROLS and PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Nanzeen D’Silva, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, Ms. D’Silva concluded that as of March 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including Nanzeen D’Silva, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of March 31, 2013. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our

Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2013

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

We anticipate that these initiatives may be at least partially, if not fully, implemented by March 31, 2014.  Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2014.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors, officers and significant employees are as follows:

Name	Age	Position
Nanzeen D’Silva	53	Chairman, President and CEO

Business Experience

Chairman, President and CEO

Nanzeen D’Silva has been our CEO and president since our formation.  She has operated Koffee Korner as an independent coffee shop since its founding in 2003.She has been a restaurant manager since 1998 and holds a BA from Bombay University in accounting and marketing.

Due to her share ownership and positions as our sole officer and director, Nanzeen D’Silva cannot be considered an independent director.

During the past ten years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company, including any allegations (not subsequently reversed, suspended or vacated), permanent or temporary injunction, or any other order of any federal or state authority or self-regulatory organization, relating to activities in any phase of the securities, commodities, banking, savings and loan, or insurance businesses in connection with the purchase or sale of any security or commodity, or involving mail or wire fraud in any business.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•  being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board.

Code of Ethics

Due to its small size, the Company has not adopted a code of ethics.  The Company will adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions.  As required by SEC rules, we will report the nature of any change or waiver of our code of ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the year ended March 31, 2012 and 2013 of our sole executive officer (our “named executive officer”).

Name of individual or identity of group	Capacities in which remuneration was received	Year	Salary	Bonus	Stock Awards	All Other Compensation	Aggregate remuneration
Nanzeen D’Silva	Chairman, President and CEO	2012	$5940
		2013	$4210

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors.

Employment Agreements

We do not have employment agreements with any of our executive officers or directors.  We have verbal understandings with our executive officers regarding monthly retainers and reimbursement for actual out-of-pocket expenses.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Indemnification of Directors and Executive Officers and Limitation of Liability

Our certificate of incorporation provides to the fullest extent permitted by Delaware law, that our directors or officers shall not be personally liable to us or our stockholders for damages for breach of such director’s or officer’s fiduciary duty. The effect of this provision of our certificate of incorporation is to eliminate the right of us and our stockholders (through stockholders’ derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior, except under certain situations defined by statute. We believe that the indemnification provisions in our certificate of incorporation are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the Securities Act) may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suite or proceeding) is asserted by such director officer or controlling person in connection with the securities being registered, we willfulness in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of May 31, 2013 the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Percentage of Class

Nanzeen D’Silva 6560 Fannin Street – Suite 245 Houston, Texas 77030	10,000,000 shares - Direct	95%

All officers and directors as a group (1 persons)	10,000,000 shares - Direct	95%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Upon our formation, Nanzeen D’Silva acquired 10,000,000 shares of our common stock in exchange for all of the shares of Koffee Korners, Inc., a Texas corporation organized in 2003.

From time to time, our CEO and significant stockholder advance funds to our Company for working capital purposes.  These advances are unsecured, non-interest bearing and due on demand. As of March 31, 2013 and March 31, 2012, the advance balance was $16,050 and $0, respectively.

Director Independence

We believe that our sole director is not considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES and SERVICES.

Fees and Services

The following table shows the fees that were billed for the audit and other services provided by Li and Company, PC for the fiscal years ended March 31, 2013 and 2012.

	2013	2012
Audit Fees
	$16,000	$10,000
Audit-Related Fees
	-	-
Tax Fees
	1,750	-
All Other Fees
	350	-
Total:
	$18,100	$10,000

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and SEC regulatory filings or engagements.

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees – This category consists of fees  other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal year ended March 31, 2013 and 2012.

Pre-approval of All Services from the Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or
-

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee; however our board of directors acts as the audit committee, established pre-approval policies and procedures as to the particular service which does not include delegation of the audit committee's responsibilities to management. Our board of directors pre-approves all services provided by our independent auditors and is informed of each service.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation *
3.2	Bylaws *
4.1	Form of Subscription Agreement *
4.2	Specimen Stock Certificate*
5.1	Opinion of Frank J Hariton *
10.1	Store Lease *
22	Subsidiary – Koffee Korner, Inc. a wholly owned Texas corporation
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to like numbered exhibit in the Registrants Registration Statement on Form S-1, file number 333-181719

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOFFEE KORNER INC.
(Name of Registrant)

Date: June 6, 2013	By:	/s/ Nazneen D’Silva
Name: Nazneen D’Silva
Title: President and Chief Executive Officer, principal executive, financial officer and principal accounting officer