Form 10-Q
period 2013-06-30
Koffee Korner Inc.
filed 2013-09-16
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of September 13, 2013, there were 10,530,000 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM   1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,844	$7,529
Prepayments and other current assets	1,089	1,189

Total Current Assets	10,933	8,718

FURNITURE AND EQUIPMENT
Furniture and equipment	2,545	2,045
Accumulated depreciation	(147)	(24)

Furniture and equipment, net	2,398	2,021

SECURITY DEPOSITS	1,706	1,706

Total Assets	$15,037	$12,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$11,687	$4,037
Payroll liabilities	1,006	709
Sales tax payable	523	548
Advances from stockholders	16,250	16,050

Total Current Liabilities	29,466	21,344

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.0001: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 100,000,000 shares authorized, 10,530,000 shares issued and outstanding	1,053	1,053
Additional paid-in capital	68,240	68,240
Accumulated deficit	(83,722)	(78,192)

Total Stockholders' Deficit	(14,429)	(8,899)

Total Liabilities and Stockholders' Deficit	$15,037	$12,445

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

NET SALES	$22,832	$16,917

COST OF SALES
Materials	7,295	5,882
Payroll expenses	5,751	4,248
Rent	5,111	3,656

Total cost of sales	18,157	13,786

GROSS MARGIN	4,675	3,131

OPERATING EXPENSES:
Professional fees	8,203	3,270
General and administrative expenses	2,002	1,681

Total operating expenses	10,205	4,951

LOSS BEFORE INCOME TAX PROVISION	(5,530)	(1,820)

INCOME TAX PROVISION	-	-

NET LOSS	$(5,530)	$(1,820)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	10,530,000	10,530,000

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For the Interim Period Ended June 30, 2013 (Unaudited) and for the Fiscal Year Ended March 31, 2013

	Common Stock, $0.0001 Par Value		Additional	Retained	Total
	Number of		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, March 31, 2012	10,530,000	$1,053	$68,240	$(13,036)	$56,257

Net loss				(65,156)	(65,156)

Balance, March 31, 2013	10,530,000	1,053	68,240	(78,192)	(8,899)

Net loss				(5,530)	(5,530)

Balance, June 30, 2013	10,530,000	$1,053	$68,240	$(83,722)	$(14,429)

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

Consolidated Statements of Cash Flows

		For the
		Three
		Months
	For the Three Months	Ended
	Ended	June 30,
	June 30, 2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,530)	$(1,820)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	123	-
Changes in operating assets and liabilities:
Accounts receivable	-	3,809
Prepayments and other current assets	100	584
Accounts payable	7,650	-
Payroll liabilities	297	(93)
Sales tax payable	(25)	(5)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,615	2,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(500)	-

NET CASH USED IN INVESTING ACTIVITIES	(500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	200	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	200	-

NET CHANGE IN CASH	2,315	2,475

Cash at beginning of period	7,529	22,419

Cash at end of period	$9,844	$24,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

June 30, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Koffee Korner Inc. (“Koffee Korner” or the “Company”) was initially formed as a Texas Corporation in July 2003 and became a Delaware corporation in January 2012.

Koffee Korner is a single location retailer of specialty coffee located on the 2nd floor mezzanine level of a high rise building in Houston, Texas. Koffee Korner purchases its coffee, food, tea and restaurant supplies from its principle supplier SYSCO and sells rich-brewed coffees, Italian-style espresso beverages, cold blended beverages, and complementary food items which include bakery items, sandwiches prepared by its staff, fruit and yogurt, a selection of teas, and beverage-related accessories and equipment, prepared by its staff and sold  through its retail location.

On July 1, 2013 (the “Closing Date”), pursuant to a securities purchase agreement (the “SPA”) by and between Nazneen D’Silva and AAK Ventures, LLC, a Delaware limited liability company (“AAK”), Mr. D’Silva, the majority stockholder of the Company, sold 9,050,000 shares of common stock of the Company (the “Shares”) to AAK, which Shares represent approximately 87% of the issued and outstanding common stock of the Company in consideration for $316,502.73, or approximately $0.035 per share, less the amount of all liabilities of the Company as of the Closing Date.

On July 1, 2013, in accordance with the terms of the SPA, Ms. D’Silva, the Company’s Chairman, President and Chief Executive Officer, resigned from her officer positions with the Company, but has continued as the Chief Executive Officer and sole director of the sole subsidiary of the Company, through which the business of the Company is operated. In addition, in accordance with the SPA, Ms. D’Silva agreed to resign from her position as a director of the Company effective upon the Company’s compliance with any applicable information distribution requirements. Accordingly, Mr. D’Silva resigned as a director of the Company effective July 1, 2013.

On July 1, 2013, in accordance with the terms of the SPA, Mr. Austin Kibler was appointed as the Company’s Chief Executive Officer and as a director of the Company. Mr. Kibler is a member of our majority stockholder, AAK.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Consolidated Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 6, 2013.

Fiscal Year-End

The Company elected March 31st as its fiscal year-end date.

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

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended.

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

Effective as of January 30, 2012, the Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2013, and a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Furniture and Equipment

Furniture and equipment stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2013	March 31, 2013

Furniture and equipment	5	$2,545	$2,045
Less accumulated depreciation		(147)	(24)
		$2,398	$2,021

Depreciation Expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $123 and $0 for the interim period ended June 30, 2013 and 2012, respectively.

Impairment

The management of the Company determined that there was no impairment of furniture and equipment for the fiscal year ended March 31, 2013 or 2012.

Note 5 – Related Party Transactions

Advances from Stockholder

From time to time, the former CEO and significant stockholder of the Company advanced funds to the Company for working capital purposes.  These advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2013 and March 31, 2013, the advance balance was $16,250 and $16,050, respectively.

Note 6 – Commitments and Contingencies

Operating Leases

On February 1, 2013, the Company entered into a five (5) year non-cancelable operating lease for the coffee shop space commencing on March 1, 2013 and expiring on February 29, 2018.  Future minimum lease payments required under this non-cancelable operating lease were as follows:

Fiscal Year ending March 31:

2014 (remaining)	$10,049

2015	13,398

2016	13,398

2017	13,398

2018	12,282

$36,845

Note 7 – Stockholders’ Equity

Shares Authorized

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

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

The following table sets forth for the periods indicated certain statement of operations data:

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012
NET REVENUES	$22,832	$16,917
COST OF SALES	18,157
GROSS PROFIT	4,675	13,786
OPERATING EXPENSES	10,205	4,951
NET INCOME (LOSS)	(5,530)	(1,820)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

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

OPERATIONS

Net Revenues

A summary of revenue generated for the three months ending June 30, 2013 and 2012 is as follows:

	For the Three months Ended June 30
	2013	2012

Net Revenue	$22,832	$16,917

Total revenue for the three months ended June 30, 2013 was $22,832 compared to $16,917 for the three months ended June 30, 2012. This represents an increase of $5,915 from that of the prior fiscal period or an increase of 35%. This increase was due to higher foot traffic we received for the interim period ended June 30, 2013.

Cost of Sales

Total cost of sales for the three months ended June 30, 2013 was $18,157 compared to $13,786 for the three months ended June 30, 2012. This represents an increase of $4,371 from that of the prior fiscal period, or an increase of 32%. This increase reflects increased revenues and increased costs for coffee and other supplies roughly equally. Our costs of sales are materials, payroll expenses and rent.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $4,675 compared to $3,131 for the three months ended June 30, 2012. This represents an increase of $1,544 from that of the prior fiscal period, or an increase of 49%. This increase reflects our sales increase compared to the corresponding period in the prior year.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 was $10,205 compared to $4,951 for the three months ended June 30, 2012. This represents an increase of $5,254 from that of the prior fiscal period, or an increase of 106%. This increase was due to increased professional costs such as accounting and legal fees related to the Company’s public reporting obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations through equity from our principal and funds generated by our business. As of June 30, 2013, we had approximately $9,844 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs for more than one year. During Fiscal Year 2014, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $2,615 for the three months ended June 30, 2013 compared to net cash provided by operating activities of $2,475 for the three months ended June 30, 2012.

Cash flows resulting from changes in assets and liabilities for the three months ended June 30, 2013, include a decrease in prepaid expenses of $100, a decrease of sale tax payable of $25, and an increase of accounts payable of $7,650 and an increase in payroll liabilities of $297. Cash flows resulting from changes in assets and liabilities for the three months ended June 30, 2012, include a decrease in prepaid expenses of $584, a decrease of accounts receivable of $3,809, a decrease of sales tax payable of $5 and a decrease in payroll liabilities of $93.

Net Cash Used by Investing Activities

None.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2013 was $200 compared to net cash used in financing activities of $0 for the three months ended June 30, 2012.

Given our recent rate of negative cash flow in our operations, which is approximately $3,000 per month, as well as the likelihood that our cash burn rate will increase now that we are a reporting company due to increased accounting, audit, attorney, and EDGAR professional fees of approximately $5,000 per quarter , we believe that, unless gross profits increase, we do not have sufficient capital to carry on operations past September 30, 2013, but we may seek to raise additional capital in a Regulation D Rule 505 exemption private placement to secure the funds needed to finance our plan of operation for fiscal year 2014 and overcome the uncertainty of our ability to continue as a going concern. We have had early stage discussions with investors about potential investment in our firm at a future date. We believe approximately $80,000 in gross proceeds from such an offering would allow us to continue for approximately 24 months past September 30, 2013 at the current burn rate.   If the Company requires additional capital resources to continue operations, we may raise additional capital in the form of debt or equity. The sale of additional equity could result in further dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company. Our contingency plan if the funds cannot be raised is to 1) seek a bank credit line; 2) receive loans from our officers; or 3) private equity investments or debt financing from individuals or entities.   Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the ongoing reporting company costs and public relations fees, results of operations, among others.  If we are unable to raise additional capital or generate sufficient revenue we will have to curtail or cease our operations.

Off Balance Sheet Arrangements

None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2013.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  These measures included expanded quarter-end closing procedures, the dedication of significant internal resources to scrutinize account analyses and reconciliations, and management's own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below.

Changes in Internal Controls over Financial Reporting

Except as described below, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In-Process Remediation Actions to Address the Internal Controls Weaknesses

Management identified the following material weaknesses in the Company's internal control over financial reporting as of March 31, 2013, which continue to exist as of June 30, 2013:

1. Lack of a functioning audit committee. The Company lacks a majority of independent members and lacks a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

2. Segregation of Duties. The Company has inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.

3. Control activities relating to period end reporting. The Company has ineffective controls over period end financial disclosure and reporting processes.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On July 1, 2013, in accordance with the terms of the SPA, Ms. D’Silva, the Company’s Chairman, President and Chief Executive Officer, resigned from her officer positions with the Company, but has continued as the Chief Executive Officer and sole director of the sole subsidiary of the Company, through which the business of the Company is operated. In addition, in accordance with the SPA, Ms. D’Silva agreed to resign from her position as a director of the Company effective upon the Company’s compliance with any applicable information distribution requirements. Accordingly, Mr. D’Silva resigned as a director of the Company effective July 1, 2013.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

† In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOFFEE KORNER INC.

Date: September 16, 2013	By:	/s/ Austin Kibler
Name: Austin Kibler
Title: Chief Executive Officer

