Form 10-Q
period 2013-09-30
Koffee Korner Inc.
filed 2013-11-19
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):               Yes ☐   No ☒

As of November 18, 2013, there were 10,530,000 shares of common stock, $0.0001 par value per share, outstanding.

2

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

3

PART I. FINANCIAL INFORMATION

ITEM   1.  FINANCIAL STATEMENTS

Koffee Korner Inc.

September 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2013 (Unaudited) and March 31, 2013	F-2

Consolidated Statements of Operations for the Three Months and Six Months Ended September 30, 2013 and 2012 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Deficit for the Interim Period Ended September 30, 2013 (Unaudited) and for the Fiscal Year Ended March 31, 2013	F-4

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2013 and 2012 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Koffee Korner Inc.

Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,169	$7,529
Prepayments and other current assets	1,089	1,189

Total Current Assets	10,258	8,718

FURNITURE AND EQUIPMENT
Furniture and equipment	2,545	2,045
Accumulated depreciation	(270)	(24)

Furniture and equipment, net	2,275	2,021

SECURITY DEPOSITS	1,706	1,706

Total Assets	$14,239	$12,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,299	$4,037
Payroll liabilities	730	709
Sales tax payable	508	548
Advances from stockholders	16,245	16,050

Total Current Liabilities	24,782	21,344

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.0001: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 100,000,000 shares authorized, 10,530,000 shares issued and outstanding	1,053	1,053
Additional paid-in capital	78,240	68,240
Accumulated deficit	(89,836)	(78,192)

Total Stockholders' Deficit	(10,543)	(8,899)

Total Liabilities and Stockholders' Deficit	$14,239	$12,445

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

Consolidated Statements of Operations

	For the Three Months	For the Six Months	For the Three Months	For the Six Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$22,110	$44,942	$18,806	$35,723

COST OF SALES
Materials	9,856	17,151	5,279	11,161
Payroll expenses	4,889	10,640	5,260	9,508
Rent	4,905	10,016	4,825	8,481

Total cost of sales	19,650	37,807	15,364	29,150

GROSS MARGIN	2,460	7,135	3,442	6,573

OPERATING EXPENSES:
Professional fees	6,612	14,815	16,706	19,976
General and administrative expenses	1,962	3,964	2,167	3,848

Total operating expenses	8,574	18,779	18,873	23,824

LOSS BEFORE INCOME TAX PROVISION	(6,114)	(11,644)	(15,431)	(17,251)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(6,114)	$(11,644)	$(15,431)	$(17,251)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	10,530,000	10,530,000	10,530,000	10,530,000

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For the Interim Period Ended September 30, 2013 (Unaudited) and for the Fiscal Year Ended March 31, 2013

	Common Stock, $0.0001 Par Value		Additional	Retained	Total
	Number of		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, March 31, 2012	10,530,000	$1,053	$68,240	$(13,036)	$56,257

Net loss				(65,156)	(65,156)

Balance, March 31, 2013	10,530,000	1,053	68,240	(78,192)	(8,899)

Capital contribution			10,000	-	10,000

Net loss				(11,644)	(11,644)

Balance, September 30, 2013	10,530,000	$1,053	$78,240	$(89,836)	$(10,543)

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,644)	$(17,251)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	246	-
Changes in operating assets and liabilities:
Accounts receivable	-	3,809
Prepayments and other current assets	100	1,169
Accounts payable	3,262	-
Payroll liabilities	21	1
Sales tax payable	(40)	23

NET CASH USED IN OPERATING ACTIVITIES	(8,055)	(12,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(500)	-

NET CASH USED IN INVESTING ACTIVITIES	(500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	195	-
Capital contribution	10,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,195	-

NET CHANGE IN CASH	1,640	(12,249)

Cash at beginning of period	7,529	22,419

Cash at end of period	$9,169	$10,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Koffee Korner Inc.

 September 30, 2013 and 2012

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

Change in Control

On July 1, 2013, the Stockholder of 10,000,000 shares of common stock of the Company, representing approximately 87% of the then issued and outstanding common stock of the Company, entered into a securities purchase agreement pursuant to which she sold 9,050,000 common shares to AAK Ventures, LLC, a Delaware limited liability company, for $316,502.73, less the amount of all liabilities of the Company as of July 1, 2013.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation-Unaudited Interim Financial Information

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include furniture and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2013 or 2012.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2013 and a net loss for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Furniture and Equipment

Furniture and equipment stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Lives (Years)	September 30, 2013	March 31, 2013

Furniture and equipment	5	$2,545	$2,045
Less accumulated depreciation		(270)	(24)
		$2,275	$2,021

Depreciation Expense

Depreciation expense is included in the statements of operations.  Depreciation expense was $246 and $24 for the interim period ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013 and March 31, 2013, the advance balance was $16,245 and $16,050, respectively.

Note 6 – Commitments and Contingencies

Operating Lease

On February 1, 2013, the Company entered into a five (5) year non-cancelable operating lease for the coffee shop space commencing on March 1, 2013 and expiring on February 29, 2018. Future minimum lease payments required under this non-cancelable operating lease are as follows:

Fiscal Year ending March 31:

2014 (remaining)	$6,699

2015	13,398

2016	13,398

2017	13,398

2018	12,282

$59,175

Note 7 – Stockholders’ Equity (Deficit)

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

Capital Contribution

On January 30, 2012, as part of the recapitalization, the Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the Koffee Korner's Texas capital account of $15,247 and undistributed earnings of $21,026 as of January 30, 2012 to additional paid-in capital.

On July 1, 2013, the former CEO and significant stockholder of the company paid for the Company’s debt of $10,000 which was recorded as additional paid in capital.

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

OPERATIONS

Net Revenues

Total revenue for the three months ended September 30, 2013 was $22,110 compared to $18,806 for the three months ended September 30, 2012. This represents an increase of $3,304 from that of the prior fiscal period or an increase of 17.6%. This increase was due to higher foot traffic we received for the interim period ended September 30, 2013. The Company also attempted to pass the higher operating costs through to its customers by increasing some prices.

Cost of Sales

Total cost of sales for the three months ended September 30, 2013 was $19,650 compared to $15,364 for the three months ended September 30, 2012. This represents an increase of $4,286 from that of the prior fiscal period, or an increase of 27.9%. This increase reflects increased revenues and increased costs for coffee and other supplies roughly equally. Our costs of sales are materials, payroll expenses and rent. The cost of materials, primarily coffee beans, comprised almost the entire increase.

Gross Profit

Gross profit for the three months ended September 30, 2013 was $2,460 compared to $3,442 for the three months ended September 30, 2012. This represents a decrease of $982 from that of the prior fiscal period, or a decrease of 28.5%. This decrease reflects our cost of sales increase compared to the corresponding period in the prior year.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 was $8,574 compared to $18,873 for the three months ended September 30, 2012. This represents a decrease of $10,299 from that of the prior fiscal period, or a decrease of 54.6%. This decrease was due to decreased professional costs such as accounting and legal fees related to the Company’s public reporting obligations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

OPERATIONS

Net Revenues

Total revenue for the six months ended September 30, 2013 was $44,942 compared to $35,723 for the six months ended September 30, 2012. This represents an increase of $9,219 from that of the prior fiscal period or an increase of 25.8%. This increase was due to higher foot traffic we received for the interim period ended September 30, 2013. The Company also attempted to pass our higher operating costs onto our customers.

Cost of Sales

Total cost of sales for the six months ended September 30, 2013 was $37,807 compared to $29,150 for the six months ended September 30, 2012. This represents an increase of $8,657 from that of the prior fiscal period, or an increase of 29.7%. This increase reflects increased revenues and increased costs for coffee and other supplies roughly equally. Our costs of sales are materials, payroll expenses and rent. Almost two-thirds of the increase was an increase in material costs (primarily coffee beans).

Gross Profit

Gross profit for the six months ended September 30, 2013 was $7,135 compared to $6,573 for the six months ended September 30, 2012. This represents an increase of $562 from that of the prior fiscal period, or an increase of 8.5%. This increase reflects our sales increase compared to the corresponding period in the prior year reduced by higher operating costs.

Operating Expenses

Operating expenses for the six months ended September 30, 2013 was $18,779 compared to $23,824 for the six months ended September 30, 2012. This represents a decrease of $5,045 from that of the prior fiscal period, or a decrease of 21%. This decrease was due to decreased professional costs such as accounting and legal fees related to the Company’s public reporting obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations through equity from our principal and funds generated by our business. As of September 30, 2013, we had approximately $9,169 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs for more than one year. During Fiscal Year 2014, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Used in Operating Activities

Net cash used in operating activities amounted to $8,055 for the six months ended September 30, 2013 compared to net cash used in operating activities of negative $12,249 for the six months ended September 30, 2012.

Cash flows resulting from changes in assets and liabilities for the six months ended September 30, 2013, include a decrease in prepaid expenses of $100, a decrease of sale tax payable of $40, and an increase of accounts payable of $3,262 and an increase in payroll liabilities of $21. Cash flows resulting from changes in assets and liabilities for the six months ended September 30, 2012, include a decrease in prepaid expenses of $1,169, a decrease of accounts receivable of $3,809, an increase of sales tax payable of $23 and an increase in payroll liabilities of $1.

Net Cash Used by Investing Activities

Net cash used in investing activities amounted to $500 for the six months ended September 30, 2013 compared to net cash used in investing activities of $0 for the six months ended September 30, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2013 was $10,195 compared to no net cash used in financing activities for the six months ended September 30, 2012.

Given our recent rate of negative cash flow in our operations, which is approximately $3,000 per month, as well as the likelihood that our cash burn rate will increase  due to increased accounting, audit, attorney, and EDGAR professional fees of approximately $5,000 per quarter relating to our status as a reporting company, we believe that, unless gross profits increase, we do not have sufficient capital to carry on operations past December 31, 2013, but we may seek to raise additional capital in a private placement to secure the funds needed to finance our plan of operation for fiscal year 2014 and overcome the uncertainty of our ability to continue as a going concern. We have had early stage discussions with investors about potential investment in our firm at a future date. We believe approximately $80,000 in gross proceeds from such an offering would allow us to continue for approximately 24 months past December 31, 2013 at the current burn rate.   If the Company requires additional capital resources to continue operations, we may raise additional capital in the form of debt or equity. The sale of additional equity could result in further dilution to the Company’s existing stockholders and financing arrangements may not be available to the Company, or may not be available in amounts or on terms acceptable to the Company. Our contingency plan if the funds cannot be raised is to 1) seek a bank credit line; 2) receive loans from our officers; or 3) private equity investments or debt financing from individuals or entities. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the ongoing reporting company costs and public relations fees, results of operations, among others.  If we are unable to raise additional capital or generate sufficient revenue we will have to curtail or cease our operations. Due to reduced margins in our current business, management is considering redirecting the Company’s efforts to a different business line.

Off Balance Sheet Arrangements

None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013.

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

Changes in Internal Controls over Financial Reporting

Except as described below, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In-Process Remediation Actions to Address the Internal Controls Weaknesses

Management identified the following material weaknesses in the Company's internal control over financial reporting as of March 31, 2013, which continue to exist as of September 30, 2013:

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

(a)  Exhibits.

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

KOFFEE KORNER INC.

Date: November 19, 2013	By:	/s/ Austin Kibler
Name: Austin Kibler
Title: Chief Executive Officer

