Form 10-Q
period 2013-12-31
CARDAX, INC.
filed 2014-02-19
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-181719

CARDAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4484428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2800 Woodlawn Drive, Suite 129, Honolulu, Hawaii 96822

(Address of principal executive offices, zip code)

(808) 457-1400

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

Yes [  ] No [X]

As of December 31, 2013, there were 10,530,000 shares of common stock, $0.001 par value per share, outstanding.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

There are statements in this Quarterly Report on Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

RECENT DEVELOPMENTS

On February 7, 2014, Koffee Korner Inc., which is now known as Cardax, Inc. (the “Company”), consummated the merger under that certain Agreement and Plan of Merger dated as of November 27, 2013 (the “Merger Agreement”), by and among Koffee Korner Inc., Cardax Acquisition, Inc., a Delaware corporation and our wholly-owned subsidiary (“Cardax Sub”), Cardax Pharmaceuticals, Inc., a Delaware corporation (“Holdings”), and Cardax Pharma, Inc., a Delaware corporation (“Pharma”), as amended by (i) First Amendment dated as of January 10, 2014 and (ii) Second Amendment dated as of February 7, 2014, Cardax Sub was merged with and into Pharma (the “Merger”). Pharma was the surviving corporation in the Merger. On January 10, 2014, the Company consummated the purchase of shares of common stock (“Stock Purchase Transaction”) of Pharma under the terms of that certain Stock Purchase Agreement dated January 10, 2014.

As a result of the Share Purchase Transaction and the Merger, on February 7, 2014, among other matters,

●	Pharma became a wholly-owned subsidiary of the Company and the Company acquired the life sciences business of Pharma.

●	The Company changed its name to Cardax, Inc. and amended and restated its bylaws and its certificate of incorporation, which included the increase of the authorized number of shares of the Company’s common stock and the change of the par value to $0.001 per share.

●	The Company issued shares of its common stock and warrants to purchase shares of common stock.

●	The Company changed its fiscal year end to December 31.

●	The Company divested its investment in its subsidiary Koffee Korner’s Inc.

The information provided in this Form 10-Q is as of December 31, 2013 and does not include the significant developments regarding the Share Purchase Transaction, Merger or the other transactions contemplated by the Merger Agreement, including the transactions described above. The Company filed a Current Report on Form 8-K on February 10, 2014, which provides important information regarding the Stock Purchase Transaction, Merger, the Merger Agreement and other transactions consummated on February 7, 2014.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cardax, Inc.
(Formerly Known As Koffee Korner Inc.)

December 31, 2013 and 2012

4

Cardax, Inc.
(Formerly Known As Koffee Korner Inc.)

Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,420	$7,529
Prepayments and other current assets	1,091	1,189

Total Current Assets	7,511	8,718

FURNITURE AND EQUIPMENT
Furniture and equipment	2,545	2,045
Accumulated depreciation	(393)	(24)

Furniture and equipment, net	2,152	2,021

SECURITY DEPOSITS	1,706	1,706

Total Assets	$11,369	$12,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,299	$4,037
Payroll liabilities	572	709
Sales tax payable	414	548
Advances from stockholder	16,245	16,050

Total Current Liabilities	29,530	21,344

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock par value $0.0001: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 100,000,000 shares authorized, 10,530,000 shares issued and outstanding	1,053	1,053
Additional paid-in capital	78,240	68,240
Accumulated deficit	(97,454)	(78,192)

Total Stockholders’ Deficit	(18,161)	(8,899)

Total Liabilities and Stockholders’ Deficit	$11,369	$12,445

See accompanying notes to the consolidated financial statements

Cardax, Inc.
(Formerly Known As Koffee Korner Inc.)

Consolidated Statements of Operations

	For the Three	For the Nine	For the Three	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$19,897	$64,839	$19,333	$55,056

COST OF SALES
Materials	10,931	28,082	4,883	16,044
Payroll expenses	4,187	14,827	3,442	12,950
Rent	4,904	14,920	4,825	13,306

Total cost of sales	20,022	57,829	13,150	42,300

GROSS MARGIN	(125)	7,010	6,183	12,756

OPERATING EXPENSES:
Professional fees	5,000	19,815	11,250	31,226
General and administrative expenses	2,493	6,457	2,649	6,497

Total operating expenses	7,493	26,272	13,899	37,723

LOSS BEFORE INCOME TAX PROVISION	(7,618)	(19,262)	(7,716)	(24,967)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(7,618)	$(19,262)	$(7,716)	$(24,967)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,530,000	10,530,000	10,530,000	10,530,000

See accompanying notes to the consolidated financial statements

Cardax, Inc.
(Formerly Known As Koffee Korner Inc.)

Consolidated Statement of Stockholders’ Deficit

For the Nine months Interim Period Ended December 31, 2013 (Unaudited) and for the Fiscal Year Ended March 31, 2013

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2012	10,530,000	$1,053	$68,240	$(13,036)	$56,257

Net loss				(65,156)	(65,156)

Balance, March 31, 2013	10,530,000	1,053	68,240	(78,192)	(8,899)

Capital contribution			10,000		10,000

Net loss				(19,262)	(19,262)

Balance, December 31, 2013	10,530,000	$1,053	$78,240	$(97,454)	$(18,161)

See accompanying notes to the consolidated financial statements

Cardax, Inc.
(Formerly Known As Koffee Korner Inc.)

Consolidated Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,262)	$(24,967)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	369	-
Changes in operating assets and liabilities:
Accounts receivable	-	3,809
Prepayments and other current assets	98	584
Accounts payable	8,262	-
Payroll liabilities	(137)	(273)
Sales tax payable	(134)	(75)

NET CASH USED IN OPERATING ACTIVITIES	(10,804)	(20,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(500)	-

NET CASH USED IN INVESTING ACTIVITIES	(500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	195	11,300
Capital contribution	10,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,195	11,300

NET CHANGE IN CASH	(1,109)	(9,622)

Cash at beginning of period	7,529	22,419

Cash at end of period	$6,420	$12,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Cardax, Inc.

(Formerly Known As Koffee Korner Inc.)

December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

These financial statements present the financial information and results of operations of Koffee Korner’s Inc, prior to the merger (the “Merger”) of Cardax Acquisition, Inc., a special purpose subsidiary of the Company, with Cardax Pharma, Inc.

Koffee Korner’s Inc. (Texas)

Koffee Korner’s Inc. (“Koffee Korner’s Texas” or “Predecessor”) was incorporated on July 7, 2003 under the laws of the State of Texas. Koffee Korner’s Texas purchases and roasts high-quality whole bean coffees that it sells, along with handcrafted coffee and tea beverages and a variety of fresh food items, through its retail store in Houston, Texas.

Cardax, Inc. (Delaware)

Cardax, Inc., formerly known as Koffee Korner Inc. (“Cardax Delaware” or the “Company”) was incorporated on January 30, 2012 under the laws of the State of Delaware for the sole purpose of acquiring all of the issued and outstanding capital of Koffee Korner’s Texas. Upon formation, the Company issued an aggregate of 10,000,000 shares of the newly formed corporation’s common stock to the sole stockholder of Koffee Korner’s Texas for all of the issued and outstanding capital of Koffee Korner’s Texas. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $.0001 par value and paid in capital was recorded as a negative amount of ($1,000). The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Koffee Korner’s Texas, which are recorded at historical cost.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”)(“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the Koffee Korner’s Texas’s capital account of $15,247 and undistributed earnings of $21,026 as of January 30, 2012 to additional paid-in capital.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Change in Control

On July 1, 2013, the Stockholder of 10,000,000 shares of common stock of the Company, representing approximately 87% of the then issued and outstanding common stock of the Company, entered into a securities purchase agreement pursuant to which she sold 9,050,000 common shares to AAK Ventures, LLC, a Delaware limited liability company, for $316,503, less the amount of all liabilities of the Company as of July 1, 2013.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company’s consolidated subsidiaries and/or entities are as follows:

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Pursuant to Section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the nine months interim period ended December 31, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended December 31, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. This ASU clarifies that the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

The Company did not adopt any of the aforementioned accounting pronouncements early. Furthermore, the Company does not anticipate that the adoption of any of the guidance items referred to above will have a material impact on the Company’s consolidated financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2013 and a net loss for the nine months interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Furniture and Equipment

Furniture and equipment stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2013	March 31, 2013

Furniture and equipment	5	$2,545	$2,045
Less accumulated depreciation		(393)	(24)
		$2,152	$2,021

Depreciation Expense

Depreciation expense is included in the Statements of Operations. Depreciation expense was $369 and $0 for the nine months interim period ended December 31, 2013 and 2012, respectively.

Note 5 – Related Party Transactions

Advances from Stockholder

From time to time, the former CEO and significant stockholder of the Company advanced funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2013 and March 31, 2013, the Company owed $16,245 and $16,050, respectively for advances made to the Company.

Note 6 – Commitments and Contingencies

Operating Lease

On February 1, 2013, the Company entered into a five (5) year non-cancelable operating lease for coffee shop space commencing on March 1, 2013 and expiring on February 29, 2018. Future minimum lease payments required under this non-cancelable operating lease are as follows:

Fiscal Year ending March 31:
2014 (remaining)	$3,349

2015	13,398

2016	13,398

2017	13,398

2018	12,282

$55,825

Note 7 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue was One Hundred and Five Million (105,000,000) shares of which Five Million (5,000,000) shares was be Preferred Stock, par value $0.0001 per share, and One Hundred Million (100,000,000) shares was be Common Stock, par value $0.0001 per share.

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

Capital Contribution

On July 1, 2013, the former CEO and significant stockholder of the Company paid $10,000 of Company debt. The transaction resulted in a reduction in the above debt and a corresponding increase in additional paid-in capital.

Note 8 – Subsequent Events

The following subsequent event disclosure includes transactions between Cardax, Inc. (“Cardax”, the “Company,” “we,” “our” or “us”), Cardax Pharma, Inc. (“Pharma”) and Pharma’s predecessor, Cardax Pharmaceuticals, Inc. (“Holdings”).

On February 7, 2014, the closing date (the “Closing Date”) of the Merger (as described below), we accepted the terms of, and entered into that certain Subscription Agreement dated as of February 7, 2014, by and between Pharma and the purchasers of securities named therein (the “Subscription Agreement”). The Subscription Agreement provided for aggregate gross cash proceeds to us of $3,923,100 in exchange for the issuance and sale of an aggregate 6,276,960 of shares of our common stock (“Common Stock”) (after giving effect to the Stock Dividend described below), and the grant of Warrants to purchase an aggregate of 6,276,960 shares of our Common Stock (after giving effect to the Stock Dividend) for a price per share of $0.625, subject to certain specified adjustments for changes or reclassifications to our Common Stock, that will expire in five years.

On the Closing Date of the Merger, we assumed the obligations of Pharma under the following agreements, which are collectively referred to as the “Placement Agent Agreements”:

●	that certain Placement Agent Agreement dated January 3, 2014, by and between Pharma and Portfolio Advisors Alliance, Inc. (“Portfolio Advisors”), and acknowledged by Agincourt Ltd. (“Agincourt”);

●	that certain Financial Consulting Agreement dated January 3, 2014, by and between Pharma and Portfolio Advisors Alliance, and acknowledged by Agincourt;

●	that certain Exclusive Investment Banking Agreement dated as of March 12, 2013, and supplemented as of May 21, 2013 and December 3, 2013, by and among Holdings, Pharma, and Agincourt, as the placement agent (the “Exclusive Investment Banking Agreement”); and

●	that certain Sub-Agency Agreement dated December 12, 2013, by and between Agincourt and Paulson Investment Company, Inc., as the sub-agent, and acknowledged by Holdings and Pharma (the “Sub-Agency Agreement”, and collectively with the Exclusive Investment Banking Agreement, the “Agincourt Agreements”).

Pursuant to the Subscription Agreement and the Placement Agent Agreements, we issued and sold an aggregate of 6,276,960 shares of Common Stock (after giving effect to the Stock Dividend) at a price per share of $0.625, and granted warrants to purchase an aggregate of 8,537,405 shares of Common Stock (after giving effect to the Stock Dividend) at a price per share of $0.625, subject to certain specified adjustments for changes or reclassifications to our Common Stock.

On January 10, 2014, pursuant to the Stock Purchase Agreement dated January 10, 2014 (the “Purchase Agreement”), by and among Cardax, Pharma and Holdings, we acquired 66.67 shares of common stock of Pharma, which represented 40% of the issued and outstanding shares of common stock of Pharma after giving effect to the issuance of such shares, in exchange for an aggregate of 30,000,000 shares of our Common Stock (after giving effect to the Stock Dividend) that we issued to Pharma. Pharma transferred the shares of our Common Stock to Holdings as a dividend. Immediately prior to the closing (the “Closing”) of the Merger, Holdings owned 60% of Pharma and approximately 39% of our issued and outstanding shares of Common Stock.

On the Closing Date of the Merger, in accordance with the terms of the Agreement and Plan of Merger dated as of November 27, 2013 (the “Merger Agreement”), by and among Cardax, Cardax Acquisition, Inc., a Delaware corporation and our wholly-owned subsidiary (“Cardax Sub”), Holdings, and Pharma, as amended by (i) First Amendment dated as of January 10, 2014 and (ii) Second Amendment dated as of February 7, 2014, Cardax Sub was merged with and into Pharma (the “Merger”). Pharma was the surviving corporation in the Merger. There was no cash consideration exchanged in the Merger. Accordingly, on the Closing Date of the Merger, Pharma became our wholly-owned subsidiary and we acquired the life sciences business of Pharma.

Under the terms of the Merger Agreement, prior to or at the Closing of the Merger:

We authorized a stock dividend of 3.4 shares of our Common Stock for each one share of Common Stock to stockholders of record on January 9, 2014 (the “Stock Dividend”), which will be distributed after the Merger; and

Our certificate of incorporation and the bylaws were amended and restated.

In accordance with the terms of the Purchase Agreement, the Merger Agreement, the Subscription Agreement, the Placement Agent Agreements, options granted under our 2014 Equity Compensation Plan (the “2014 Plan”), including options granted in substitution of the options granted by Holdings under its 2006 Stock Incentive Plan (the “2006 Plan”), and the Services Agreement (as defined below), on the Closing Date, we issued the following shares of Common Stock, warrants and options to purchase shares of Common Stock:

Holder	Securities	Shares of Common Stock(1)

Holdings	Common Stock	33,229,093	(2)

Holders of senior secured convertible promissory notes previously issued by Pharma	Common Stock	14,446,777

Holders of senior secured convertible promissory notes previously issued by Pharma	Warrants to purchase shares of Common Stock at $0.625 per share that will expire in 5 years	14,446,777

Holders of convertible unsecured promissory notes issued by Pharma	Common Stock	3,353,437

Holders of convertible unsecured promissory notes issued by Pharma	Warrants to purchase shares of Common Stock at $0.625 per share that will expire in 5 years	3,321,600

Purchasers of Common Stock under the Subscription Agreement and the Agincourt Agreements	Common Stock	6,276,960

Purchasers of Common Stock under the Subscription Agreement and the Agincourt Agreements	Warrants to purchase shares of Common Stock at $0.625 per share that will expire in 5 years	6,276,960

Placement agents and other persons	Warrants to purchase shares of Common Stock at $0.625 per share that will expire in 5 years	3,660,445	(3)

Certain Service Providers	Warrants to purchase shares of Common Stock at specified price that are not less than $1.25 per share that will expire in 3 years	700,000	(4)

Employees, service providers, and other persons	Equity incentive options or other grants under the 2014 Plan	27,756,821

(1)	Number of shares after giving effect to the Stock Dividend.

(2)	Represents 30,000,000 shares of our Common Stock issued pursuant to the Purchase Agreement and 3,229,093 shares of our Common Stock issued pursuant to the Merger Agreement.

(3)	Includes (a) a warrant issued to Highline Research Advisors LLC, which is owned by an affiliate of a principal of Agincourt, to purchase an aggregate of 750,000 shares of our Common Stock, at an exercise price of $0.625 per share, issued in connection with investor relations and financial consulting services provided to Holdings and Pharma and services to be provided to us after the Merger, and (b) a warrant issued to an entity that provides certain website and investment relations related services to us to purchase an aggregate of 250,000 shares of our Common Stock, at an exercise price of $0.625 per share

(4)	A warrant to purchase up to 700,000 shares of our Common Stock, that provides for the purchase of: (i) until the date that is 2 years after the Closing Date of the Merger, 500,000 shares at a price based on the initial trading price of the shares of our Common Stock on February 10, 2014 but not less than $1.25 per share; (ii) until the date that is 3 years after the Closing Date of the Merger,100,000 shares at 140% of the price per share of the initial tranche of 500,000 shares; and (iii) until the date that is 3 years after the Closing Date of the Merger, 100,000 shares at 140% of the price per share of the second tranche, all as provided in the form of such warrant which is filed as an exhibit to this Current Report on Form 8-K (the “JLS Warrant”).

All of the shares of Common Stock and warrants issued, described above, including pursuant to the Purchase Agreement, the Merger Agreement, the Subscription Agreement, the Placement Agent Agreements, and the options we granted under our 2014 Plan are restricted securities, as defined in paragraph (a) of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). All such securities were issued pursuant to an exemption from the registration requirements of the Securities Act, under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

We intend to prepare and file a registration statement on Form S-1 within 60 days after the Closing Date of the Merger, to permit a resale of the shares of Common Stock and the shares of Common Stock underlying the warrants that were issued in connection with the Merger, Subscription Agreement and Placement Agent Agreements.

Concurrently with the Closing of the Merger, AAK Ventures, LLC, a Delaware limited liability company (“AAK”) and the owner of 39,820,000 restricted shares of Common Stock (after giving effect to the Stock Dividend), which represented approximately 52% of our outstanding shares of Common Stock immediately prior to the Closing, delivered to Cardax all of such shares for cancellation, and AAK ceased being a stockholder of Cardax. Austin Kibler, our sole Chief Executive Officer and sole director immediately prior to the Closing, is the sole member of AAK. In addition, concurrently with the Closing of the Merger, certain of our stockholders delivered to us for cancellation an aggregate of 963,604.4 freely tradable shares of our Common Stock.

On the Closing Date, we distributed all of the issued and outstanding shares of our wholly-owned subsidiary, Koffee Korner’s Inc., a Texas corporation, which operated our retail coffee business, to Nazneen D’Silva.

On February 7, 2014, Cardax Sub was merged with and into Pharma pursuant to the Merger Agreement. Item 2.01(f) of Form 8-K provides that if the registrant was a shell company, other than a business combination related shell company, as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), immediately before the transaction, then the registrant must disclose the information that would be required if the registrant were filing a general form for registration of securities on Form 10 under the Exchange Act reflecting all classes of the registrant’s securities subject to the reporting requirements of Section 13 of the Exchange Act upon consummation of the transaction. We are providing below the information that we would be required to disclose on Form 10 under the Exchange Act as if Cardax was a shell company immediately before the transaction. Please note that the information provided below relates to the combined enterprises after the Merger of Cardax Sub with and into Pharma, except as the context may otherwise require.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

RECENT DEVELOPMENTS

Certain recent developments regarding the Company are discussed above in this Form 10-Q.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED December 31, 2013 AND 2012

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

OPERATIONS

Net Revenues

Total revenue for the three months ended December 31, 2013 was $19,897 compared to $19,333 for the three months ended December 31, 2012. This represents a minimal increase.

Cost of Sales

Total cost of sales for the three months ended December 31, 2013 was $20,022 compared to $13,150 for the three months ended December 31, 2012. The increase reflects increased costs for coffee and other supplies. Our costs of sales are materials, payroll expenses and rent. The cost of materials, primarily coffee beans, comprised almost the entire increase.

Operating Expenses

Operating expenses for the three months ended December 31, 2013 was $7,493 compared to $13,899 for the three months ended December 31, 2012. The decrease was due to decreased professional costs such as accounting and legal fees related to the Company’s public reporting obligations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

OPERATIONS

Net Revenues

Total revenue for the nine months ended December 31, 2013 was $64,839 compared to $55,056 for the nine months ended December 31, 2012. This represents an increase of $9,783 from that of the prior fiscal period. This increase was due to higher foot traffic we received for the interim period ended December 31, 2013.

Cost of Sales

Total cost of sales for the nine months ended December 31, 2013 was $57,829 compared to $42,300 for the nine months ended December 31, 2012. This represents an increase of $15,529 from that of the prior fiscal period. This increase costs for coffee and other supplies. Our costs of sales are materials, payroll expenses and rent. Almost two-thirds of the increase was an increase in material costs (primarily coffee beans).

Operating Expenses

Operating expenses for the nine months ended December 31, 2013 was $26,272 compared to $37,723 for the nine months ended December 31, 2012. This represents a decrease of $11,451 from that of the prior fiscal period. This decrease was due to decreased professional costs such as accounting and legal fees related to the Company’s public reporting obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations through equity from our principal and funds generated by our business. As of December 31, 2013, we had $6,420 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs for more than one year.

Net Cash Used in Operating Activities

Net cash used in operating activities amounted to $10,804 for the nine months ended December 31, 2013 compared to net cash used in operating activities of negative $20,922 for the nine months ended December 31, 2012.

Material changes in cash from operations was the company using credit to fund operations, as reflected by the increase in accounts payable.

Net Cash Used by Investing Activities

Net cash used in investing activities amounted to $500 for the nine months ended December 31, 2013 compared to net cash used in investing activities of $0 for the nine months ended December 31, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2013 was $10,195 compared to $11,300 in net cash received in financing activities for the nine months ended December 31, 2012.

Off Balance Sheet Arrangements

None

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These measures included expanded quarter-end closing procedures, the dedication of significant internal resources to scrutinize account analyses and reconciliations, and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below.

Changes in Internal Controls over Financial Reporting

Except as described below, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In-Process Remediation Actions to Address the Internal Controls Weaknesses

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2013, which continue to exist as of December 31, 2013:

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

RECENT DEVELOPMENTS

Certain recent developments regarding the Company are discussed above in this Form 10-Q.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits.

Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13A-14(A) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13A-14(A) under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2014

Cardax, Inc.

By:	/s/ David G. Watumull
David G. Watumull
Chief Executive Officer and President

