Form 10-Q
period 2014-03-31
CARDAX, INC.
filed 2014-05-15
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

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

As of May 12, 2014, there were 62,854,671 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

2

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

There are statements in this quarterly report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this quarterly report will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

(A Development Stage Entity)

March 31, 2014 and 2013

Cardax, Inc., and Subsidiary

(A Development Stage Entity)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,934,856	$222,410
Inventory	986,674	986,674
Deposits and other assets	91,864	94,220
Prepaid expenses	61,264	14,380

Total current assets	4,074,658	1,317,684

NON-CURRENT ASSETS
Property and equipment, net	24,312	26,041
Intangible assets, net	420,272	424,757

Total non-current assets	444,584	450,798

TOTAL ASSETS	$4,519,242	$1,768,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,507,726	$3,774,580
Notes payable, current portion, net of discount of $0 and $4,592 as of March 31, 2014 and December 31, 2013, respectively	-	9,039,444
Accounts payable	584,869	682,319
Accrued interest	-	657,092
Fees payable to directors	424,796	468,546
Employee settlement	50,000	50,000
Patent license payable, current	20,000	10,000
Other current liabilities	-	12,613

Total current liabilities	4,587,391	14,694,594

NON-CURRENT LIABILITIES
Patent license payable, less current portion	-	10,000

Total non-current liabilities	-	10,000

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,587,391	14,704,594

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Series A - $0.001 par value; 0 and 40,118,013 shares authorized, issued, and outstanding as of March 31, 2014 and December 31, 2013, respectively	-	40,118

Preferred Series B - $0.001 par value; 0 and 55,555,555 shares authorized, 0 and 20,237,459 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	-	20,237

Common stock - $0.001 par value; 400,000,000 shares authorized, 62,854,671 and 33,229,093 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	62,854	33,229	*
Additional paid-in-capital	44,051,583	19,867,961	*
Deficit accumulated during the development stage	(44,182,586)	(32,897,657)

Total stockholders’ equity (deficit)	(68,149)	(12,936,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,519,242	$1,768,482

*December 31, 2013, retroactively adjusted to reflect effects of the reverse acquisition transaction.

Cardax, Inc., and Subsidiary

(A Development Stage Entity)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the

			Period from
			March 23, 2006,
	Three-months ended	Three-months ended	(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$92,903

OPERATING EXPENSES:
Stock based compensation	9,104,625	3,615	10,704,092
Selling, general, and administrative expenses	1,797,969	266,063	15,229,075
Research and development	250,234	170,319	15,792,520
Depreciation and amortization	7,505	8,242	1,430,731

Total operating expenses	11,160,333	448,239	43,156,418

Loss from operations	(11,160,333)	(448,239)	(43,063,515)

OTHER INCOME (EXPENSES):
Interest income	1,154	-	1,154
Net loss on sale of assets	-	-	(37,878)
Research grant income	-	-	1,179,646
Gain on debt extinguishment	-	-	786,945
Federal and state tax credits	-	-	1,506,596
Dividend income	-	-	55,206
Other expenses, net	(8,708)	(494)	(184,319)
Interest expense	(117,042)	(145,559)	(4,426,421)

Total other expenses	(124,596)	(146,053)	(1,119,071)

Loss before the provision for income taxes	(11,284,929)	(594,292)	(44,182,586)

PROVISION FOR INCOME TAXES, net	-	-	-

NET LOSS	$(11,284,929)	$(594,292)	$(44,182,586)

NET LOSS PER SHARE
Basic	$(0.22)	$(0.02)
Diluted	$(0.22)	$(0.02)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	50,346,094	33,229,093
Diluted	50,346,094	33,229,093

Cardax, Inc., and Subsidiary

(A Development Stage Entity)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the

			Period from
			March 23, 2006,
	Three-months ended	Three-months ended	(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,284,929)	$(594,292)	$(44,182,586)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,505	8,242	1,430,731
Stock based compensation	9,104,625	3,615	10,704,092
Discount amortization	4,592	32,144	1,653,044
Net loss on sale of assets	-	-	(28,648)
Loss on abandonment of patents	-	-	57,847
Changes in assets and liabilities:
Deposits and other assets	2,356	29,823	(91,864)
Prepaid expenses	(46,884)	5,024	(46,379)
Inventory	-	-	(986,674)
Accrued payroll and payroll related expenses	(266,854)	243,727	3,383,917
Accounts payable	(97,449)	(21,783)	584,870
Accrued interest	(101,553)	117,199	1,022,977
Fees payable to directors	(43,750)	(9,262)	424,796
Patent license payable	-	(5,833)	20,000
Other current liabilities	(12,613)	(4,420)	-
Employee settlement	-	-	50,000

Net cash used in operating activities	(2,734,954)	(195,816)	(26,003,877)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(976,850)
Proceeds from sale of property and equipment	-	-	112,759
Expenditures on patents	(1,292)	(10,464)	(652,259)

Net cash used in investing activities	(1,292)	(10,464)	(1,516,350)

Cash flows from financing activities:
Proceeds from the issuance of common stock	3,923,100	-	5,504,375
Proceeds from the issuance of series A preferred stock	-	-	6,714,860
Proceeds from the issuance of series B preferred stock	-	-	7,259,402
Proceeds from the exercise of stock options	-	-	2,663
Proceeds from the issuances of notes payable	2,076,000	304,721	15,792,167
Repayment of principal on notes payable	(550,408)	-	(4,818,384)

Net cash provided by financing activities	5,448,692	304,721	30,455,083

NET INCREASE IN CASH	2,712,446	98,441	2,934,856

Cash at the beginning of the period	222,410	7,799	-

Cash at the end of the period	$2,934,856	$106,240	$2,934,856

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Issuance of stock for property and equipment	$-	$-	$388,165
Issuance of stock for deposits and other assets	$-	$-	$14,885
Conversion of convertible notes payable to common stock	$-	$-	$743,990
Issuance of common stock warrants	$-	$358,003	$1,653,044
Conversion of notes payable to common stock	$11,125,167	$-	$11,125,167

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$188,382	$-	$227,768

Cardax, Inc., and Subsidiary

(A Development Stage Entity)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY BACKGROUND

Cardax Pharmaceuticals, Inc. (“Holdings”) was incorporated in the State of Delaware on March 23, 2006.

In May of 2006, Hawaii Biotech, Inc., contributed its anti-inflammatory, small molecule line of business into Holdings. Holdings issued (i) 9,447,100 shares of common stock of Holdings, (ii) 14,440,920 shares of Series A preferred stock of Holdings, (iii) 11,113,544 shares of Series B preferred stock of Holdings and (iv) 13,859,324 shares of Series C preferred stock of Holdings to Hawaii Biotech, Inc., in exchange for the assets and liabilities contributed to Holdings. The above shares were then distributed by Hawaii Biotech, Inc. to its shareholders. An Additional 704,225 shares of Series C preferred stock were issued as part of the initial capitalization of Holdings.

In May of 2013, Holdings formed a 100% owned subsidiary company called Cardax Pharma, Inc. (“Pharma”). Pharma was formed to maintain Holdings’ operations going forward, leaving Holdings as an investment holding company.

Holdings was formed for the purpose of developing a platform of proprietary, exceptionally safe, small molecule compounds for large unmet medical needs where oxidative stress and inflammation play important causative roles. Holdings’ platform has application in arthritis, metabolic syndrome, liver disease, and cardiovascular disease, as well as macular degeneration and prostate disease. Holdings’ current primary focus is on the development of astaxanthin technologies. Astaxanthin is a naturally occurring marine compound that has robust anti-oxidant and anti-inflammatory activity.

On November 29, 2013, Holdings entered into a definitive merger agreement (“Merger Agreement”) with Koffee Korner Inc., a Delaware corporation (“Koffee Korner”) (OTCBB:KOFF), and its wholly owned subsidiary (“Koffee Sub”), pursuant to which, among other matters and subject to the conditions set forth in such Merger Agreement, Koffee Sub would merge with and into Pharma. In connection with such merger agreement and related agreements, upon the consummation of such merger, Pharma would become a wholly owned subsidiary of Koffee Korner and Koffee Korner would issue shares of its common stock to Holdings. At the effective time of such merger, Holdings would own a majority of the shares of the then issued and outstanding shares of common stock of Koffee Korner.

On February 7, 2014, Holdings completed its merger with Koffee Korner, which was renamed to Cardax, Inc. (the “Company”) (OTCBB:CDXI). Concurrent with the merger: (i) the Company received aggregate gross cash proceeds of $3,923,100 in exchange for the issuance and sale of an aggregate 6,276,960 of shares of the Company’s common stock, together with five year warrants to purchase an aggregate of 6,276,960 shares of the Company’s common stock at $0.625 per share, (ii) the notes issued on January 3, 2014, in the outstanding principal amount of $2,076,000 and all accrued interest thereon, automatically converted into 3,353,437 shares of the Company’s common stock upon the reverse merger at $0.625 per share, together with five year warrants to purchase 3,321,600 shares of common stock at $0.625 per share, (iii) the notes issued in 2013, in the outstanding principal amount of $8,489,036 and all accrued interest thereon, automatically converted into 14,446,777 shares of the Company’s common stock upon the reverse merger at $0.625 per share, together with five year warrants to purchase 14,446,777 shares of common stock at $0.625 per share, (iv) stock options to purchase 15,290,486 shares of Holdings common stock at $0.07 per share were cancelled and substituted with stock options to purchase 6,889,555 shares of the Company’s common stock at $0.155 per share, (v) additional stock options to purchase 20,867,266 shares of the Company’s common stock at $0.625 per share were issued, and (vi) the notes issued in 2008 and 2009, in the outstanding principal amounts of $55,000 and $500,000, respectively, and all accrued interest thereon, were repaid in full. The assets and liabilities of Koffee Korner were distributed in accordance with the terms of a spin-off agreement on the closing date.

NOTE 1 – COMPANY BACKGROUND (continued)

Going concern matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $11,284,929 for the three-months ended March 31, 2014 and a net loss during the development stage from inception (March 23, 2006) through March 31, 2014 of $44,182,586. As a result of these and other factors, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audited consolidated financial statements and footnotes in the current report on Form 8-K filed February 10, 2014 as to the substantial doubt about the Company’s ability to continue as a going concern.

Development stage entity

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 915, Development Stage Entities. A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise’s inception.

The Company has primarily devoted its efforts to raising capital, obtaining financing, designing and patenting products, research and development, and administrative functions. These financial statements assume that the Company will operate as a continuing entity. Management of the Company expects to raise additional capital and financing to provide the Company with sufficient cash flow to meet its current obligations and continue as a viable business venture.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cardax, Inc. and its wholly owned subsidiary Cardax Pharma, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2014 and 2013 and for the period from the inception of the development stage (March 23, 2006) to March 31, 2014. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the three-month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the years ending December 31, 2014 and 2013 and for the period from the inception of the development stage (March 23, 2006) to December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the current report on Form 8-K filed February 10, 2014.

The accompanying consolidated condensed financial statements include the accounts of Cardax, Inc., and its wholly owned subsidiary, Cardax Pharma, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – BASIS OF PRESENTATION (continued)

Reverse acquisition accounting

On February 7, 2014, Koffee Sub and Pharma completed a reverse acquisition transaction (the “Acquisition”). As part of the Acquisition, the Company acquired 100% of the issued and outstanding common stock of Pharma. In addition, Holdings acquired 33,229,093 shares of the Company’s common stock, which constituted approximately 53% of the Company’s issued and outstanding common stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition.

The share exchange transaction was treated as a reverse acquisition, with Holdings and Pharma as the acquirers and Koffee Korner and Koffee Sub as the acquired parties. Unless the context suggests otherwise, when the Company refers to business and financial information for periods prior to the consummation of the reverse acquisition, the Company is referring to the business and financial information of Holdings and Pharma. Under GAAP guidance ASC 805-40, Business Combinations – Reverse Acquisitions, the Acquisition has been treated as a reverse acquisition with no adjustment to the historical book and tax basis of the Company’s assets and liabilities.

Accordingly, the effect of the Acquisition on the shareholders’ equity opening balances for common shares, par value and additional paid-in capital has been retroactively adjusted as shown below:

	Common Stock $0.001 Par Value		Additional
	Shares	Amount	Paid-In Capital
Balance, December 31, 2013, pre-reverse acquisition	9,488,227	$9,488	$19,891,702
Share exchange adjustment	23,740,866	23,741	(23,741)
Balance, December 31, 2013, post-reverse acquisition	33,229,093	$33,229	$19,867,961

Reclassifications

The Company has made certain reclassifications its conform to prior periods’ data to the current presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	March 31, 2014	December 31, 2013
Processed materials	$986,674	$986,674
Total inventories	$986,674	$986,674

At March 31, 2014 and December 31, 2013, inventory in the amount of $924,452 was stored at one of the Company’s suppliers, which was located in Germany.

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	March 31, 2014	December 31, 2013
Research and development equipment	$686,673	$686,673
Leasehold improvements	153,161	153,161
Information technology equipment	105,319	105,319
Furniture and office equipment	78,678	78,678
Software	9,386	9,386
	1,033,217	1,033,217
Less accumulated depreciation	(1,008,905)	(1,007,176)
Total property and equipment, net	$24,312	$26,041

Depreciation expense was $1,728, $536, and $1,256,591, for the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, respectively.

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	March 31, 2014	December 31, 2013
Patents	$594,412	$593,120
Less accumulated amortization	(174,140)	(168,363)
Total intangible assets, net	$420,272	$424,757

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $5,777, $7,706, and $174,140, for the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, respectively.

NOTE 6 – LONG-TERM NOTES PAYABLE, net

The Company’s notes payable outstanding were as follows as of:

	March 31, 2014	December 31, 2013
2008 Unsecured promissory note. Originated on November 12, 2008. Principal of $100,000 with $45,000 to be repaid by June 30, 2009, with $10,000 in monthly payments thereafter until repaid in full. Required a one-time interest payment of $15,000. This note was paid in full on February 7, 2014.	$-	$55,000

2009 Non-mandatorily convertible, unsecured note. Originated on March 31, 2009, principal of $500,000 accrues interest at 8% per annum. Principal and interest were due in full on March 31, 2014 or convertible at the option of the note holder into Series B preferred stock at a rate of $0.45 per share. A warrant to purchase 222,222 shares of preferred Series B stock was issued in conjunction with this note. This note was paid in full on February 7, 2014.	-	500,000

2013 Bridge Loan. Principal from existing notes in the amount of $3,180,806 (comprised of $2,621,195 in principal outstanding as of December 31, 2012 and $559,611 in new principal issued from January through April 2013) along with accrued interest of $467,438 were converted into a 2013 Bridge Loan along with $4,840,792 of new principal. These notes accrued interest at 10% per annum with outstanding principal and interest due in 2014. These notes converted into common shares as part of the February 7, 2014 reverse acquisition transaction.	-	8,489,036

2014 Bridge Loan. Originated in January 2014. Principal of $2,076,000 issued in January 2014. These notes accrued interest at 10% per annum with outstanding principal and interest due in 2014. These notes converted into common shares as part of the February 7, 2014 reverse acquisition transaction.	-	-
Total notes payable	-	9,044,036

Current maturities of long-term, net of discount	-	9,039,444
Discount attributable to current maturities	-	4,592
Total current maturities	-	9,044,036
Long-term notes payable, less current maturities	$-	$-

NOTE 6 – LONG-TERM NOTES PAYABLE, net (continued)

Interest

Interest expense on these notes was $112,450, $113,415, and $2,773,377, for the three-month periods ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014, respectively. Interest accrued on these notes as of March 31, 2014 and December 31, 2013, was $0 and $657,092, respectively.

Note conversion

Management tested the conversion of the 2012 short-term unsecured promissory notes and 2010 to 2012 secured promissory notes to bridge loans in 2013 for potential extinguishment accounting. Because the fair market value of the notes prior to conversion as compared to the fair market value of the notes subsequent the conversion was less than a 10% difference, management concluded to apply modification accounting and are accruing interest based on the new note terms.

Discount

A discount on these notes of $0 and $4,592, as of March 31, 2014 and December 31, 2013, respectively, was based on the fair value of detachable warrants issued at the time of funding. This discount is being amortized straight-line over the underlying term of the note. Interest expense of $4,592, $32,144, and $1,653,044 for the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, respectively, was recognized as amortization of this discount.

A summary of the debt discount activity for the three-months ended March 31, 2014 and year ended December 31, 2013 is as follows:

Balance January 1, 2013	$288,439
Amortization of debt discount	(60,581)
Balance December 31, 2013	4,592
Amortization of debt discount	(4,592)
Balance at March 31, 2014	$-

NOTE 7 – STOCK OPTION PLANS

On May 15, 2006, the Company adopted the 2006 Stock Incentive Plan. Under this plan, the Company may issue shares of restricted stock, incentive stock options, or non-statutory stock options to employees, directors, and consultants. The aggregate number of shares which may be issued under this plan was 16,521,704, which was increased by 1,456,786 to 17,978,490 as part of the Series B Offering in 2007. This plan was terminated on February 7, 2014.

On February 7, 2014, the Company adopted the 2014 Equity Compensation Plan. Under this plan, the Company may issue options to purchase shares of common stock to employees, directors, advisors, and consultants. The aggregate number of shares which may be issued under this plan is 30,420,148.

Under the terms of the 2014 Equity Compensation Plan and the 2006 Stock Incentive Plan (collectively, the “Plans”), incentive stock options may be granted to employees at a price per share not less than 100% of the fair market value at date of grant. If the incentive stock option is granted to a 10% stockholder, then the purchase or exercise price per share shall not be less than 110% of the fair market value per share of common stock on the grant date. Non-statutory stock options and restricted stock may be granted to employees, directors, advisors, and consultants at a price per share, not less than 100% of the fair market value at date of grant. Options granted are exercisable, unless specified differently in the grant documents, over a default term of ten years from the date of grant and generally vest over a period of four years.

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2013	15,290,486	$0.07	3.89	$358,662
Exercisable January 1, 2013	14,524,861	$0.07	3.75	$332,052
Granted	-
Exercised	-
Forfeited	-
Outstanding December 31, 2013	15,290,486	$0.07	3.89	$305,810
Exercisable December 31, 2013	15,290,486	$0.07	3.89	$290,497
Canceled	(15,290,486)
Granted	27,756,821-
Exercised	-
Forfeited	-
Outstanding March 31, 2014	27,756,821	$0.51	4.74	$2,376,896
Exercisable March 31, 2014	18,980,238	$0.45	4.39	$2,376,896

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on the date of issue, based on a valuation of the Company’s stock for that day.

NOTE 7 – STOCK OPTION PLANS (continued)

A summary of the Company’s non-vested options for the three-month period ended March 31, 2014 and for the year ended December 31, 2013 is presented below:

Non-vested at January 1, 2013	765,625
Granted	-
Vested	(765,625)
Forfeited	-
Non-vested at December 31, 2013	-
Granted	27,756,821
Vested	(18,980,238)
Forfeited	-
Non-vested at March 31, 2014	8,776, 583

As of March 31, 2014, total unrecognized stock-based compensation expense related to all unvested stock options was $1,994,678, which is expected to be expensed over a weighted average period of 1 year.

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes and expenses the value of the granted options over the requisite service period. The range of fair value assumptions related to options outstanding as of March 31, 2014, and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.92% - 5.15%
Expected volatility	116% - 170%	116% - 170%
Expected term	1.1 - 5.5 years	2.5 - 7.5 years

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

NOTE 7 – STOCK OPTION PLANS (continued)

The Company recognized $3,886,646, $3,615, and $5,486,113 in stock based compensation expense during the three-month periods ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014, respectively.

NOTE 8 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2013	3,693,971	$0.450	4.81	$-
Exercisable January 1, 2013	3,693,971	$0.450	4.81	$-
Granted	-
Exercised	-
Forfeited	(298,138)
Outstanding December 31, 2013	3,395,833	$0.450	5.28	$-
Exercisable December 31, 2013	3,395,833	$0.450	5.28	$-
Canceled	(3,395,833)
Granted	28,405,782
Exercised	-
Forfeited	-
Outstanding March 31, 2014	28,405,782	$0.653	5.00	$-
Exercisable March 31, 2014	27,705,782	$0.625	4.94	$-

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.66%	0.62% - 4.59%
Expected volatility	112% - 159%	108% - 167%
Expected term	1.0 - 2.5 years	2.5 - 10.0 years

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

NOTE 8 – WARRANTS (continued)

The Company recognized $5,217,979 in stock based compensation expense during the three-month period ended March 31, 2014 and for the period from inception to March 31, 2014. Warrants issued prior to February 7, 2014, were issued in conjunction with the origination of notes payable and were accounted for as a discount on the related notes. See Note 6 for the expense associated with the issuance of these warrants.

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting agreement

As part of consulting agreements, a director provided consulting services to the Company. The Company incurred $64,615, $0, and $481,846 in consulting fees to this director for the three-month periods ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014, respectively. Amounts payable under these agreements were $210,212 and $216,000 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 10 – INCOME TAXES

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

The effective tax rate for the three-months ended March 31, 2014 differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

The Company is subject to taxation in the United States and two state jurisdictions. The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns based on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore may require the Company to pay additional taxes. Management evaluates the requirement for additional tax accruals, including interest and penalties, which the Company could incur as a result of the ultimate resolution of its uncertain tax positions. Management reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

NOTE 10 – INCOME TAXES (continued)

As of March 31, 2014, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. Federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2010.

The Company’s valuation allowance is primarily related to its operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of March 31, 2014 and December 31, 2013, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

For tax years 2006 to 2010, the Company received an aggregate amount of cash totaling $1,506,596 representing Federal and State of Hawaii tax credits in connection with qualified research expenditures incurred. The tax credits were created to encourage taxpayers to design, develop, and/or improve products, processes, techniques, formulas or software and intended to reward programs that pursue innovation in the State of Hawaii. The tax credits are reflected in the Statements of Operations.

NOTE 11 – RESEARCH GRANT INCOME

During the years ended December 31, 2009 to 2011 the Company was awarded grants totaling $1,179,646 from the National Institutes of Health to fund research costs and support the Company’s development program by paying for inventory critical to the manufacturing of its product candidates. The grant included an allocation for indirect costs equal to 40% of the Company’s costs incurred exclusive of subcontractor costs.

The grant was used to pay for inventory of $752,634, subcontractor costs of $60,000, salaries and benefits allocable to research of $42,234, and $4,880 for miscellaneous costs such as supplies. Additionally, $319,898 was allocated as indirect costs.

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three-month periods ended:

	March 31, 2014	March 31, 2013
Net loss attributable to common shareholders, basic	$(11,284,929)	$(594,292)
Net loss attributable to common shareholders, diluted	$(11,284,929)	$(594,292)
Weighted-average shares used to compute net loss
per share attributable to common stockholders, basic	50,346,094	33,229,093

Dilutive effect of common stock options	-	-

Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	50,346,094	33,229,093

Net loss per share attributable to common stockholders, basic	$(0.22)	$(0.02)
Net loss per share attributable to common stockholders, diluted	$(0.22)	$(0.02)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	March 31, 2014	December 31, 2013
Common stock options	18,980,238	15,290,486
Common stock warrants	28,405,782	-
Total common stock equivalents	47,386,020	15,290,486

NOTE 13 – CONCENTRATION

The Company purchases all of its inventory from one vendor in Germany. Although, there were no purchases from this vendor during the three-months ended March 31, 2014 and 2013, outstanding payables to this vendor were $86,255 as of March 31, 2014 and December 31, 2013.

NOTE 14 – LEASES

Lease settlement

On April, 29, 2011, the Company entered into a settlement agreement with a lessor whereby the Company would make monthly payments totaling $614,934 from January 1, 2011 to October 1, 2013, in exchange of a waiver of $786,945 in late and other fees, which is recorded as a gain on debt extinguishment on the 2011 statement of operations. In the event of default, this waived amount would be payable in full in addition to the settlement amount. Total rent settlement amounts payable were $0 as of March 31, 2014 and December 31, 2013.

Although in default at the end of 2012, the Company subsequently cured and settled the obligation in full on October 1, 2013. The lessor upheld the Satisfaction of Judgment without exercising any of the default provisions.

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease amended on September 7, 2011, and October 30, 2012. Under the terms of the October 30, 2012, lease, the lease is extended for a period of one year second amendment and extension of lease on laboratory facilities. Total rent expense under this agreement as amended was $15,610, $20,892, and $2,086,411, for the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, respectively.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement was $6,965, $8,886, and $106,164, for the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, respectively.

Maturities

Future minimum lease payments under non-cancelable operating leases were $21,442, at March 31, 2014. This amount was all due during 2014.

NOTE 15 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agrees to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the three month periods ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014. The remaining obligation of $20,000 as of March 31, 2014 and December 31, 2013, respectively, is recorded as patent license payable on the balance sheet.

Employee settlement

As of March 31, 2014 and December 31, 2013, the Company owed a former employee a settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the settlement, a stock option previously granted to the former employee was fully vested and extended.

License and agreements

In November 2006, the Company entered into a joint development and supply agreement with the supplier of all of its inventory. Under the agreement, the Company granted the supplier a non-exclusive world-wide license, with an option to convert the license to an exclusive license, to use the Company’s rights related to the development and commercialization of human nutraceutical astaxanthin products. In 2013, license was converted to an exclusive license. The Company is to receive specified royalties based on future net sales of such human nutraceutical astaxanthin products. No royalties were realized from this agreement during the three-month periods ended March 31, 2014 and 2013 and for the period from inception to March 31, 2014.

In February 2012, the Company entered into a licensing agreement granting a company worldwide exclusive rights to certain monoclonal antibodies against paclitaxel and tangible property relating to assay kits to detect various anti-cancer compounds, including manufacturing and technical know-how. The Company is to receive payments upon attaining certain milestones and royalties based on future net sales of products utilizing the licensed technology. The Company recognized $10,000 of fee revenue during the period from inception to March 31, 2014 from this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Unless otherwise noted, references in this Form 10-Q to “Cardax,” the “Company,” “we,” “our” or “us” means Cardax, Inc., the registrant, and, unless the context otherwise requires, together with its wholly-owned subsidiary, Cardax Pharma, Inc., a Delaware corporation (“Pharma”), and Pharma’s predecessor, Cardax Pharmaceuticals, Inc., a Delaware corporation (“Holdings”).

Corporate Overview and History

We acquired Cardax Pharma, Inc. (“Pharma”) and its life science business through the merger of Cardax Acquisition, Inc. (“Cardax Sub”), our wholly-owned transitory subsidiary (“Cardax Sub”), with and into Pharma on February 7, 2014 (the “Merger”), and a stock purchase agreement. As a result of these transactions, Pharma became our wholly-owned subsidiary. The only consideration that we paid under the stock purchase agreement and the Merger was shares of our Common Stock. On May 31, 2013, Pharma acquired all of the assets and assumed all of the liabilities of Cardax Pharmaceuticals, Inc. (“Holdings”). Accordingly, we have two predecessors: Pharma and Pharma’s predecessor, Holdings. Prior to the February 7, 2014 effective date of the Merger, we operated under the name “Koffee Korner Inc.” and our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. We currently devote substantially all of our efforts to developing nutraceutical and pharmaceutical products that provide the anti-inflammatory benefits of steroids or NSAIDs, but in certain cases, with the safety status of GRAS designation conferred by the FDA at certain doses.

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

Results of Operations

Results of Operations for the Three-Month Periods Ended March 31, 2014 and 2013, and for the Period from Inception to March 31, 2014:

The following table reflects our operating results for the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014:

Operating Summary	Three-months ended March 31, 2014	Three-months ended March 31, 2013	Change	Inception to March 31, 2014
Revenues	$-	$-	$-	$92,903
Operating Expenses	(11,160,333)	(448,239)	(10,712,094)	(43,156,418)
Net Operating Loss	(11,160,333)	(448,239)	(10,712,094)	(43,063,515)
Other Income (Expenses)	(124,596)	(146,053)	(21,457)	(1,119,071)
Net Loss	$(11,284,929)	$(594,292)	$(10,690,637)	$(44,182,586)

Operating Summary

We are a development stage company with limited operations and had revenues of $0, $0, and $92,903 for the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, respectively. Revenues primarily consisted of sales of assay kits for diagnostic research purposes unrelated to our primary life science business.

Operating expenses were $11,160,333, $448,239, and $43,156,418 for the three-month periods ended March 31, 2014 and 2013, and the period from inception through March 31, 2014, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $9,104,625, $3,615, and $10,704,092 in stock based compensation for the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, respectively.

Other expenses, net, were $124,596, $146,053, and $1,119,071 for the three-month periods ended March 31, 2014 and 2013, and the period from inception to March 31, 2014, respectively. For the three-month periods ended March 31, 2014 and 2013, other expenses primarily consisted of interest expense on notes payable of $117,042 and $145,559, respectively. For the period from inception to March 31, 2014, interest expense of $4,426,421 was primarily offset by research grant income of $1,179,646, gain on extinguishment of debt of $786,945, and federal and state tax credits of $1,506,596. Included in interest expense were $4,592, $32,144, and $1,653,044 in amortization of notes payable discounts for the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, we used cash in operating activities of $2,734,954, $195,816, and $26,003,877, respectively, and incurred a net loss of $11,284,929, $594,292, and $44,182,586, respectively.

We require additional financing in order to continue to fund our operations, and pay existing and future liabilities and other obligations. It is estimated that our limited available cash resources as of the date of this Quarterly Report on Form 10-Q, would be sufficient to continue operations only through December 31, 2014. We cannot give any assurance that we will in the future be able to achieve a level of profitability from the sale of future products or otherwise to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Any inability to so obtain additional financing on acceptable terms will materially and adversely affect us, including requiring us to significantly further curtail or cease business operations altogether.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;

●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and

●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

Cash Flow Summary	Three-months ended March 31, 2014	Three-months ended March 31, 2013	Inception to March 31, 2014
Net Cash Used in Operating Activities	$(2,734,954)	$(195,816)	$(26,003,877)
Net Cash Used in Investing Activities	(1,292)	(10,464)	(1,516,350)
Net Cash Provided by Financing Activities	5,448,692	304,721	30,455,083
Net Cash Increase for Period	2,712,446	98,441	2,934,856
Cash at Beginning of Period	222,410	7,799	-
Cash at End of Period	$2,934,856	$106,240	$2,934,856

Cash Flows from Operating Activities

During the three-month periods ended March 31, 2014 and 2013, our operating activities primarily consisted of payments to, or accruals for payments to, employees, directors, and consultants, for services related to research and development and administration. During the period from inception to March 31,2014, our operating activities primarily consisted of payments to, or accruals for payments to, employees, directors, consultants, contract research organizations, contract manufacturing organizations, academic institutions, professional service providers, and landlords, for services and property leases related to research and development and administration.

Cash Flows from Investing Activities

During the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, our investing activities were primarily related to purchases of property and equipment and expenditures related to patent development.

Cash Flows from Financing Activities

During the three-month periods ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt, preferred stock, and common stock. The increase in our financing activities was primarily attributable to our requirement to obtain significant amounts of capital to support our operations prior to the commencement of a revenue stream or other liquidity events. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

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

Changes in Internal Controls over Financial Reporting

Except as described below, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In-Process Remediation Actions to Address the Internal Controls Weaknesses

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2014:

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2014

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

