Form 10-Q
period 2014-06-30
CARDAX, INC.
filed 2014-08-12
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [  ] No [X]

As of August 12, 2014, there were 63,631,424 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

June 30, 2014 and 2013

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,877,687	$222,410
Inventory	986,674	986,674
Deposits and other assets	91,642	94,220
Prepaid expenses	66,801	14,380

Total current assets	3,022,804	1,317,684

PROPERTY AND EQUIPMENT, net	22,583	26,041

INTANGIBLE ASSETS, net	418,589	424,757

TOTAL ASSETS	$3,463,976	$1,768,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,591,084	$3,774,580
Notes payable, current portion, net of discount of $0 and $4,592 as of June 30, 2014 and December 31, 2013, respectively	-	9,039,444
Accounts payable	585,781	682,319
Accrued interest	-	657,092
Fees payable to directors	423,754	468,546
Employee settlement	50,000	50,000
Patent license payable, current	10,000	10,000
Other current liabilities	-	12,613

Total current liabilities	4,660,619	14,694,594

NON-CURRENT LIABILITIES
Patent license payable, less current portion	-	10,000

Total non-current liabilities	-	10,000

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,660,619	14,704,594

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Series A - $0.001 par value; 0 and 40,118,013 shares authorized, issued, and outstanding as of June 30, 2014 and December 31, 2013, respectively	-	40,118
Preferred Series B - $0.001 par value; 0 and 55,555,555 shares authorized, 0 and 20,237,459 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	-	20,237
Common stock - $0.001 par value; 400,000,000 shares authorized, 63,496,871 and 33,229,093 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	63,496	33,229	*
Additional paid-in-capital	45,490,992	19,867,961	*
Deferred compensation	(547,475)	-
Accumulated deficit	(46,203,656)	(32,897,657)

Total stockholders’ equity (deficit)	(1,196,643)	(12,936,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,463,976	$1,768,482

*December 31, 2013 retroactively adjusted to reflect effects of the reverse acquisition transaction.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the

	Three-months ended		Six-months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Stock based compensation	892,576	2,820	9,997,201	6,435
Selling, general, and administrative expenses	804,587	580,402	2,602,556	846,465
Research and development	313,353	173,455	563,587	343,774
Depreciation and amortization	11,256	8,134	18,761	16,376

Total operating expenses	2,021,772	764,811	13,182,105	1,213,050

Loss from operations	(2,021,772)	(764,811)	(13,182,105)	(1,213,050)

OTHER INCOME (EXPENSES):
Interest expense	-	(139,101)	(117,042)	(284,660)
Other expenses, net	(2,808)	(3,317)	(11,516)	(3,811)
Interest income	1,084	-	2,238	-
Gain on sale of assets	2,426	-	2,426	-

Total other income (expenses)	702	(142,418)	(123,894)	(288,471)

Loss before the provision for income taxes	(2,021,070)	(907,229)	(13,305,999)	(1,501,521)

PROVISION FOR INCOME TAXES, net	-	-	-	-

NET LOSS	$(2,021,070)	$(907,229)	$(13,305,999)	$(1,501,521)

NET LOSS PER SHARE
Basic	$(0.03)	$(0.03)	$(0.23)	$(0.05)
Diluted	$(0.03)	$(0.03)	$(0.23)	$(0.05)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	62,953,471	33,229,093	56,684,609	33,229,093
Diluted	62,953,471	33,229,093	56,684,609	33,229,093

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended June 30,

	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,305,999)	$(1,501,521)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,761	16,376
Stock based compensation	9,997,201	6,435
Discount amortization	4,592	34,813
Gain on sale of assets	(2,426)	-
Loss on abandonment of patents	-	542
Changes in assets and liabilities:
Deposits and other assets	2,578	(177)
Prepaid expenses	(52,421)	11,050
Inventory	-	-
Accrued payroll and payroll related expenses	(183,496)	163,026
Accounts payable	(96,538)	(52,228)
Accrued interest	(101,553)	(448,401)
Fees payable to directors	(44,792)	(32,648)
Patent license payable	(10,000)	(15,833)
Other current liabilities	(12,613)	(4,424)
Lease settlement payable	-	(190,000)

Net cash used in operating activities	(3,786,706)	(2,012,990)

Cash flows from investing activities:
Purchases of property and equipment	-	(8,757)
Proceeds from sale of property and equipment	2,426	-
Expenditures on patents	(9,135)	(13,334)

Net cash used in investing activities	(6,709)	(22,091)

Cash flows from financing activities:
Proceeds from the issuance of common stock	3,923,100	-
Proceeds from the issuances of notes payable	2,076,000	2,453,973
Repayment of principal on notes payable	(550,408)	-

Net cash provided by financing activities	5,448,692	2,453,973

NET INCREASE IN CASH	1,655,277	418,892

Cash at the beginning of the period	222,410	7,799

Cash at the end of the period	$1,877,687	$426,691

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Issuance of common stock warrants	$-	$358,003
Conversion of notes payable and accrued interest to common stock	$11,125,167	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$188,382	$225,574

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY BACKGROUND

Cardax Pharmaceuticals, Inc. (“Holdings”) was incorporated in the State of Delaware on March 23, 2006.

In May of 2006, Hawaii Biotech, Inc., contributed its anti-inflammatory, small molecule line of business into Holdings. Holdings issued (i) 9,447,100 shares of common stock of Holdings, (ii) 14,440,920 shares of Series A preferred stock of Holdings, (iii) 11,113,544 shares of Series B preferred stock of Holdings and (iv) 13,859,324 shares of Series C preferred stock of Holdings to Hawaii Biotech, Inc., in exchange for the assets and liabilities contributed to Holdings. The above shares were then distributed by Hawaii Biotech, Inc. to its shareholders. An additional 704,225 shares of Series C preferred stock were issued as part of the initial capitalization of Holdings. On January 30, 2007, all outstanding shares of Series A, B, and C preferred stock were converted to shares of Series A preferred stock.

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

On November 29, 2013, Holdings entered into a definitive merger agreement (“Merger Agreement”) with Koffee Korner Inc., a Delaware corporation (“Koffee Korner”) (OTCQB:KOFF), and its wholly owned subsidiary (“Koffee Sub”), pursuant to which, among other matters and subject to the conditions set forth in such Merger Agreement, Koffee Sub would merge with and into Pharma. In connection with such merger agreement and related agreements, upon the consummation of such merger, Pharma would become a wholly owned subsidiary of Koffee Korner and Koffee Korner would issue shares of its common stock to Holdings. At the effective time of such merger, Holdings would own a majority of the shares of the then issued and outstanding shares of common stock of Koffee Korner.

On February 7, 2014, Holdings completed its merger with Koffee Korner, which was renamed to Cardax, Inc. (the “Company”) (OTCQB:CDXI). Concurrent with the merger: (i) the Company received aggregate gross cash proceeds of $3,923,100 in exchange for the issuance and sale of an aggregate 6,276,960 of shares of the Company’s common stock, together with five year warrants to purchase an aggregate of 6,276,960 shares of the Company’s common stock at $0.625 per share, (ii) the notes issued on January 3, 2014, in the outstanding principal amount of $2,076,000 and all accrued interest thereon, automatically converted into 3,353,437 shares of the Company’s common stock upon the reverse merger at $0.625 per share, together with five year warrants to purchase 3,321,600 shares of common stock at $0.625 per share, (iii) the notes issued in 2013, in the outstanding principal amount of $8,489,036 and all accrued interest thereon, automatically converted into 14,446,777 shares of the Company’s common stock upon the reverse merger at $0.625 per share, together with five year warrants to purchase 14,446,777 shares of common stock at $0.625 per share, (iv) stock options to purchase 15,290,486 shares of Holdings common stock at $0.07 per share were cancelled and substituted with stock options to purchase 6,889,555 shares of the Company’s common stock at $0.155 per share, (v) additional stock options to purchase 20,867,266 shares of the Company’s common stock at $0.625 per share were issued, and (vi) the notes issued in 2008 and 2009, in the outstanding principal amounts of $55,000 and $500,000, respectively, and all accrued interest thereon, were repaid in full. The assets and liabilities of Koffee Korner were distributed in accordance with the terms of a spin-off agreement on the closing date.

NOTE 1 – COMPANY BACKGROUND (continued)

Going concern matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $2,021,070 and $13,305,999 for the three and six-month periods ended June 30, 2014, respectively, and a net loss of $907,229 and $1,501,521, for the three and six-month periods ended June 30, 2013, respectively. As a result of these and other factors, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audited consolidated financial statements and footnotes in the current report on Form 8-K filed February 10, 2014 as to the substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cardax, Inc. and its wholly owned subsidiary Cardax Pharma, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2014 and 2013. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the three and six-month periods ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the years ending December 31, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the current report on Form 8-K filed February 10, 2014.

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

The share exchange transaction was treated as a reverse acquisition, with Holdings and Pharma as the acquirers and Koffee Korner and Koffee Sub as the acquired parties. Unless the context suggests otherwise, when the Company refers to business and financial information for periods prior to the consummation of the reverse acquisition, the Company is referring to the business and financial information of Holdings and Pharma. Under U.S GAAP guidance ASC 805-40, Business Combinations – Reverse Acquisitions, the Acquisition has been treated as a reverse acquisition with no adjustment to the historical book and tax basis of the Company’s assets and liabilities.

Accordingly, the effect of the Acquisition on the shareholders’ equity opening balances for common shares, par value and additional paid-in capital has been retroactively adjusted as shown below:

	Common Stock		Additional
	$0.001 Par Value		Paid-In
	Shares	Amount	Capital
Balance, December 31, 2013, pre-reverse acquisition	9,488,227	$9,488	$19,891,702
Share exchange adjustment	23,740,866	23,741	(23,741)
Balance, December 31, 2013, post-reverse acquisition	33,229,093	$33,229	$19,867,961

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation. These reclassifications had no effect on the reported results of operations.

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities – Elimination of Certain Financial Reporting requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The provisions of ASU No. 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company elected to early adopt the provisions of ASU No. 2014-10 as permitted by this ASU effective its June 30, 2014, financial statements. This early adoption allowed the Company to remove the disclosures noted in items (1) to (3) above.

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	June 30, 2014	December 31, 2013
Processed materials	$986,674	$986,674
Total inventories	$986,674	$986,674

At June 30, 2014 and December 31, 2013, inventory in the amount of $924,452 was stored at one of the Company’s suppliers, which was located in Germany.

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	June 30, 2014	December 31,2013
Research and development equipment	$-	$686,673
Leasehold improvements	-	153,161
Information technology equipment	30,259	105,319
Furniture and office equipment	10,161	78,678
Software	-	9,386
	40,420	1,033,217
Less accumulated depreciation	(17,837)	(1,007,176)
Total property and equipment, net	$22,583	$26,041

Depreciation expense was $1,730 and $3,458, for the three and six-month periods ended June 30, 2014, respectively. Depreciation expense was $537 and $1,073, for the three and six-month periods ended June 30, 2013, respectively.

During the three and six month periods ended June 30, 2014, the Company recognized a loss of $0 related to the impairment of idle equipment and abandoned improvements and software.

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	June 30, 2014	December 31, 2013
Patents	$602,255	$593,120
Less accumulated amortization	(183,666)	(168,363)
Total intangible assets, net	$418,589	$424,757

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $9,526 and $15,303, for the three and six-month periods ended June 30, 2014, respectively. Amortization expense was $7,597 and $15,303, for the three and six-month periods ended June 30, 2013, respectively.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

NOTE 6 – LONG-TERM NOTES PAYABLE, net

The Company’s notes payable outstanding were as follows as of:

	June 30, 2014	December 31, 2013
2008 Unsecured promissory note. Originated on November 12, 2008. Principal of $100,000 with $45,000 to be repaid by June 30, 2009, with $10,000 in monthly payments thereafter until repaid in full. Required a one-time interest payment of $15,000. This note was paid in full on February 7, 2014.	$-	$55,000

2009 Non-mandatorily convertible, unsecured note. Originated on March 31, 2009, principal of $500,000 accrues interest at 8% per annum. Principal and interest were due in full on March 31, 2014 or convertible at the option of the note holder into Series B preferred stock at a rate of $0.45 per share. A warrant to purchase 222,222 shares of preferred Series B stock was issued in conjunction with this note. This note was paid in full on February 7, 2014.	-	500,000

2013 Bridge Loan. Principal from existing notes in the amount of $3,180,806 (comprised of $2,621,195 in principal outstanding as of December 31, 2012 and $559,611 in new principal issued from January through April 2013) along with accrued interest of $467,438 were converted into a 2013 Bridge Loan along with $4,840,792 of new principal. These notes accrued interest at 10% per annum with outstanding principal and interest due in 2014. These notes converted into common shares as part of the February 7, 2014 reverse acquisition transaction.	-	8,489,036

2014 Bridge Loan. Originated in January 2014. Principal of $2,076,000 issued in January 2014. These notes accrued interest at 10% per annum with outstanding principal and interest due in 2014. These notes converted into common shares as part of the February 7, 2014 reverse acquisition transaction.	-	-

Total notes payable	-	9,044,036

Current maturities of long-term, net of discount	-	9,039,444

Discount attributable to current maturities	-	4,592

Total current maturities	-	9,044,036

Long-term notes payable, less current maturities	$-	$-

Interest

Interest expense on these notes was $0 and $112,450, for the three and six-month periods ended June 30, 2014, respectively. Interest expense on these notes was $136,432 and $249,847, for the three and six-month periods ended June 30, 2013, respectively.

Interest accrued on these notes as of June 30, 2014 and December 31, 2013, was $0 and $657,092, respectively.

NOTE 6 – LONG-TERM NOTES PAYABLE, net (continued)

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

Discount

A discount on these notes of $0 and $4,592, as of June 30, 2014 and December 31, 2013, respectively, was based on the fair value of detachable warrants issued at the time of funding. This discount is being amortized straight-line over the underlying term of the note. Interest expense of $0 and $4,592, for the three and six-month periods ended June 30, 2014, respectively, was recognized as amortization of this discount. Interest expense of $2,669 and $34,813, for the three and six-month periods ended June 30, 2013, respectively, was recognized as amortization of this discount.

A summary of the debt discount activity for the six-month period ended June 30, 2014 and year ended December 31, 2013 is as follows:

Balance January 1, 2013	$65,173
Amortization of debt discount	(60,581)
Balance December 31, 2013	4,592
Amortization of debt discount	(4,592)
Balance at June 30, 2014	$-

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

NOTE 7 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2013	15,290,486	$0.07	3.89	$358,662
Exercisable January 1, 2013	14,524,861	$0.07	3.75	$332,052
Granted	-
Exercised	-
Forfeited	-
Outstanding December 31, 2013	15,290,486	$0.07	3.89	$305,810
Exercisable December 31, 2013	15,290,486	$0.07	3.89	$305,810
Canceled	(15,290,486)
Granted	27,756,821
Exercised	-
Forfeited	-
Outstanding June 30, 2014	27,756,821	$0.51	8.52	$2,710,564
Exercisable June 30, 2014	21,373,845	$0.47	6.31	$2,710,564

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on the date of issue, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the six-month period ended June 30, 2014, and for the year ended December 31, 2013, is presented below:

Non-vested at January 1, 2013	765,625
Granted	-
Vested	(765,625)
Forfeited	-
Non-vested at December 31, 2013	-
Granted	27,756,821
Vested	(21,373,845)
Forfeited	-
Non-vested at June 30, 2014	6,382,976

As of June 30, 2014, total unrecognized stock-based compensation expense related to all unvested stock options was $1,398,978, which is expected to be expensed over a weighted average period of 1 year.

NOTE 7 – STOCK OPTION PLANS (continued)

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding as of June 30, 2014, and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.92% - 5.15%
Expected volatility	116% - 170%	116% - 170%
Expected term	1.1 - 5.5 years	2.5 - 7.5 years

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

The Company recognized $831,195 and $4,717,841, in stock based compensation expense during the three and six-month periods ended June 30, 2014, respectively. The Company recognized $2,820 and $6,435, in stock based compensation expense during the three and six-month periods ended June 30, 2013, respectively.

NOTE 8 – RESTRICTED STOCK GRANTS

On June 16, 2014, the Company granted its four independent directors an aggregate of 642,200 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $597,246. These shares are subject to a risk of forfeiture and vest quarterly in arrears commencing on June 1, 2014 and will be fully vested at the end of one full year.

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $49,771 for the three and six-month periods ended June 30, 2014. The remaining balance of $547,475 was classified as deferred compensation in equity as of June 30, 2014.

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2013	3,693,971	$0.450	4.81	$-
Exercisable January 1, 2013	3,693,971	$0.450	4.81	$-
Granted	-
Exercised	-
Forfeited	(298,138)
Outstanding December 31, 2013	3,395,833	$0.450	5.28	$-
Exercisable December 31, 2013	3,395,833	$0.450	5.28	$-
Canceled	(3,395,833)
Granted	28,405,782
Exercised	-
Forfeited	-
Outstanding June 30, 2014	28,405,782	$0.653	4.61	$-
Exercisable June 30, 2014	28,405,782	$0.653	4.61	$-

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.66%	0.62% - 4.59%
Expected volatility	112% - 159%	108% - 167%
Expected term	1.0 - 2.5 years	2.5 - 10.0 years

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

The Company recognized $11,610 and $5,229,589, in stock based compensation expense during the three and six-month periods ended June 30, 2014, respectively. Warrants issued prior to February 7, 2014, were issued in conjunction with the origination of notes payable and were accounted for as a discount on the related notes. See Note 6 for the expense associated with the issuance of these warrants.

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting agreement

As part of consulting agreements, a director provided consulting services to the Company. The Company incurred $55,385 and $120,000, in consulting fees to this director for the three and six-month periods ended June 30, 2014, respectively. The Company incurred $9,231 in consulting fees to this director for the three and six-month periods ended June 30, 2013.

Amounts payable under these agreements were $210,212 and $216,000, as of June 30, 2014 and December 31, 2013, respectively.

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

The effective tax rate for the six-month periods ended June 30, 2014 differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

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

As of June 30, 2014, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

With few exceptions, the Company is no longer subject to U.S. Federal, state, local, and non-U.S. income tax examination by tax authorities for tax years before 2010.

The Company’s valuation allowance is primarily related to its operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of June 30, 2014 and December 31, 2013, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three-month periods ended:

	Three-months ended June 30, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(2,021,070)	62,953,471	$(0.03)
Effect of dilutive securities—Common stock options	-	-	-
Diluted loss per share	$(2,021,070)	62,953,471	$(0.03)

	Three-months ended June 30, 2013
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(907,229)	33,229,093	$(0.03)
Effect of dilutive securities—Common stock options	-	-	-
Diluted loss per share	$(907,229)	33,229,093	$(0.03)

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the six-month periods ended:

	Six-months ended June 30, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(13,305,999)	56,684,609	$(0.23)
Effect of dilutive securities—Common stock options	-	-	-
Diluted loss per share	$(13,305,999)	56,684,609	$(0.23)

	Six-months ended June 30, 2013
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,501,521)	33,229,093	$(0.05)
Effect of dilutive securities—Common stock options	-	-	-
Diluted loss per share	$(1,501,521)	33,229,093	$(0.05)

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (continued)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive for the three and six-month periods ended:

	June 30, 2014	June 30, 2013
Common stock options	21,373,845	15,050,500
Common stock warrants	28,405,782	-
Total common stock equivalents	49,779,627	15,050,500

NOTE 13 – CONCENTRATION

The Company purchases all of its inventory from one vendor in Germany. Although, there were no purchases from this vendor during the six-month periods ended June 30, 2014 and 2013, outstanding payables to this vendor were $86,255 as of June 30, 2014 and December 31, 2013.

NOTE 14 – LEASES

Lease settlement

On April, 29, 2011, the Company entered into a settlement agreement with a lessor whereby the Company would make monthly payments totaling $614,934 from January 1, 2011 to October 1, 2013, in exchange of a waiver of $786,945 in late and other fees, which is recorded as a gain on debt extinguishment on the 2011 statement of operations. In the event of default, this waived amount would be payable in full in addition to the settlement amount. Total rent settlement amounts payable were $0 as of June 30, 2014 and December 31, 2013.

Although in default at the end of 2012, the Company subsequently cured and settled the obligation in full on October 1, 2013. The lessor upheld the Satisfaction of Judgment without exercising any of the default provisions.

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease amended on September 7, 2011, and October 30, 2012. This lease expires on October 31, 2014. Total rent expense under this agreement as amended was $17,012 and $32,622, for the three and six-month periods ended June 30, 2014, respectively. Total rent expense under this agreement as amended was $16,832 and $37,724, for the three and six-month periods ended June 30, 2013, respectively.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $8,465 and $15,430, for the three and six-month periods ended June 30, 2014, respectively. Total rent expense under this agreement as amended was $11,150 and $20,036, for the three and six-month periods ended June 30, 2013, respectively.

Maturities

Future minimum lease payments under non-cancelable operating leases were $12,252, at June 30, 2014. This amount was all due during 2014.

NOTE 15 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the six-month periods ended June 30, 2014 and 2013. The remaining obligation of $10,000 and $20,000 as of June 30, 2014 and December 31, 2013, respectively, is recorded as patent license payable on the balance sheet.

Employee settlement

As of June 30, 2014 and December 31, 2013, the Company owed a former employee a settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the settlement, a stock option previously granted to the former employee was fully vested and extended.

License and agreements

In November 2006, the Company entered into a joint development and supply agreement with the supplier of all of its inventory. Under the agreement, the Company granted the supplier an exclusive world-wide license to use the Company’s rights related to the development and commercialization of human nutraceutical astaxanthin products. The Company is to receive specified royalties based on future net sales of such human nutraceutical astaxanthin products. No royalties were realized from this agreement during the six-month periods ended June 30, 2014 and 2013.

NOTE 16 – SUBSEQUENT EVENT

On July 14, 2014, the Company granted its four independent directors an aggregate of 134,553 shares of restricted common stock of the Company. The total fair value of this stock on the date of grant was $108,988. These shares are subject to a risk of forfeiture and vest quarterly in arrears commencing on June 1, 2014 and will be fully vested at the end of one full year.

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

Corporate Overview and History

We acquired Cardax Pharma, Inc. (“Pharma”) and its life science business through the merger of Cardax Acquisition, Inc. (“Cardax Sub”), our wholly-owned transitory subsidiary (“Cardax Sub”), with and into Pharma on February 7, 2014 (the “Merger”), and a stock purchase agreement. As a result of these transactions, Pharma became our wholly-owned subsidiary. The only consideration that we paid under the stock purchase agreement and the Merger was shares of our Common Stock. On May 31, 2013, Pharma acquired all of the assets and assumed all of the liabilities of Cardax Pharmaceuticals, Inc. (“Holdings”). Accordingly, we have two predecessors: Pharma and Pharma’s predecessor, Holdings. Prior to the February 7, 2014 effective date of the Merger, we operated under the name “Koffee Korner Inc.” and our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. We currently devote substantially all of our efforts to developing nutraceutical and pharmaceutical products that provide many of the anti-inflammatory benefits of steroids or NSAIDs, but in certain cases, with the safety status of GRAS designation conferred by the FDA at certain doses. (We use nutraceuticals to refer to nutrients, dietary ingredients/supplements, and other consumer products designed to provide physiological benefits and improve health, which are not regulated by the FDA or similar authorities as pharmaceuticals.)

We are devoting substantially all of our present efforts to establishing our business. Our planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom. We own intellectual property that we are marketing in varying stages worldwide. Our initial revenue generating opportunities are from our strategic alliances, including an exclusive license of our rights related to the development and commercialization of human nutraceutical products containing or utilizing a nature-identical form of astaxanthin, which provides anti-inflammatory benefits with an exceptional safety profile and global manufacturing capability. We also plan to pursue pharmaceutical applications of astaxanthin and related compounds.

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

Results of Operations

Results of Operations for the Three and Six-Month Periods Ended June 30, 2014 and 2013:

The following table reflects our operating results for the three and six-month periods ended June 30, 2014 and 2013:

Operating Summary	Three-months ended June 30, 2014	Three-months ended June 30, 2013	Six-months ended June 30, 2014	Six-months ended June 30, 2013

Revenues	$-	$-	$-	$-
Operating Expenses	(2,021,772)	(764,811)	(13,182,105)	(1,213,050)
Net Operating Loss	(2,021,772)	(764,811)	(13,182,105)	(1,213,050)
Other Income (Expenses)	702	(142,418)	(123,894)	(288,471)
Net Loss	$(2,021,070)	$(907,229)	$(13,305,999)	$(1,501,521)

Operating Summary for the Three-Month Periods Ended June 30, 2014 and 2013

We are a pre-revenue life sciences company with limited operations and had no revenues for the three-month periods ended June 30, 2014 and 2013.

Operating expenses were $2,021,772 and $764,811 for the three-month periods ended June 30, 2014 and 2013, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $892,576 and $2,820 in stock based compensation for the three-month periods ended June 30, 2014 and 2013, respectively.

Other income (expenses) were $702 and $(142,418) for the three-month periods ended June 30, 2014 and 2013, respectively. For the three-month period ended June 30, 2014, other income primarily consisted of a gain on the sale of assets of $2,426 and interest income of $1,084, which were offset by other expenses of $(2,808). For the three-month period ended June 30, 2013, other expenses primarily consisted of interest expense on notes payable of $(139,101). Included in interest expense were $0 and $2,669 in amortization of notes payable discounts for the three-month periods ended June 30, 2014 and 2013, respectively.

Operating Summary for the Six-Month Periods Ended June 30, 2014 and 2013

We are a pre-revenue life sciences company with limited operations and had no revenues for the six-month periods ended June 30, 2014 and 2013.

Operating expenses were $13,182,105 and $1,213,050 for the six-month periods ended June 30, 2014 and 2013, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $9,997,201 and $6,435 in stock based compensation for the six-month periods ended June 30, 2014 and 2013, respectively.

Other expenses, net, were $123,894 and $288,471 for the six-month periods ended June 30, 2014 and 2013, respectively. For the six-month periods ended June 30, 2014 and 2013, other expenses primarily consisted of interest expense on notes payable of $117,042 and $284,660, respectively. Included in interest expense were $4,592 and $34,813 in amortization of notes payable discounts for the six-month periods ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the six-month periods ended June 30, 2014 and 2013, we used cash in operating activities of $3,786,706 and $2,012,990, respectively, and incurred a net loss of $13,305,999, and $1,501,521, respectively.

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

Any inability to obtain additional financing on acceptable terms will materially and adversely affect us, including requiring us to significantly further curtail or cease business operations altogether.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;

●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and

●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

Cash Flow Summary	Six-months ended June 30, 2014	Six-months ended June 30, 2013
Net Cash Used in Operating Activities	$(3,786,706)	$(2,012,990)
Net Cash Used in Investing Activities	(6,709)	(22,091)
Net Cash Provided by Financing Activities	5,448,692	2,453,973
Net Cash Increase for Period	1,655,277	418,892
Cash at Beginning of Period	222,410	7,799
Cash at End of Period	$1,877,687	$426,691

Cash Flows from Operating Activities

During the six-month periods ended June 30, 2014 and 2013, our operating activities primarily consisted of payments to, or accruals for payments to, employees, directors, and consultants, for services related to research and development and administration.

Cash Flows from Investing Activities

During the six-month periods ended June 30, 2014 and 2013, our investing activities were primarily related to purchases of property and equipment and expenditures related to patent development.

Cash Flows from Financing Activities

During the six-month periods ended June 30, 2014 and 2013, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt and common stock. The increase in our financing activities was primarily attributable to our requirement to obtain significant amounts of capital to support our operations prior to the commencement of a revenue stream or other liquidity events. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

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

Changes in Internal Controls over Financial Reporting

Except as described below, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In-Process Remediation Actions to Address the Internal Controls Weaknesses

Management identified the following material weaknesses and/or performed the following actions to address such weaknesses in the Company’s internal control over financial reporting as of June 30, 2014:

1. Lack of a functioning audit committee. Before June 16, 2014, the Company lacked a majority of independent members and lacked a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. On June 16, 2014, the Company appointed three independent directors, and on July 14, 2014, our board of directors appointed three independent directors to our audit committee, which management believes has resulted in a fully functioning audit committee that will undertake the oversight in the establishment and monitoring of required internal controls and procedures.

2. Segregation of Duties. The Company has inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. When funds are available to us, we may increase our accounting personnel resources to enable segregate duties consistent with such control objectives.

3. Control activities relating to period end reporting. During the three month period ending June 30, 2014, the Company standardized and documented its accounting procedures, including the itemized review and sign-off by senior accounting personnel and the Chief Financial Officer, which management believes has resulted in effective controls over period end financial disclosure and reporting processes.

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

Dated: August 12, 2014

CARDAX, INC.

	By:	/s/ David G. Watumull
	Name:	David G. Watumull
	Title:	Chief Executive Officer and President

