Form 10-Q
period 2014-09-30
CARDAX, INC.
filed 2014-10-28
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

[  ] Yes No [X]

As of October 28, 2014 there were 63,635,930 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

September 30, 2014 and 2013

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$733,319	$222,410
Inventory	958,575	986,674
Deposits and other assets	92,231	94,220
Prepaid expenses	64,574	14,380

Total current assets	1,848,699	1,317,684

PROPERTY AND EQUIPMENT, net	22,434	26,041

INTANGIBLE ASSETS, net	422,221	424,757

TOTAL ASSETS	$2,293,354	$1,768,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,575,591	$3,774,580
Notes payable, current portion, net of discount of $0 and $4,592 as of September 30, 2014 and December 31, 2013, respectively	-	9,039,444
Accounts payable	528,809	682,319
Accrued interest	-	657,092
Fees payable to directors	418,546	468,546
Employee settlement	50,000	50,000
Patent license payable, current	10,000	10,000
Other current liabilities	-	12,613

Total current liabilities	4,582,946	14,694,594

NON-CURRENT LIABILITIES
Patent license payable, less current portion	-	10,000

Total non-current liabilities	-	10,000

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,582,946	14,704,594

STOCKHOLDERS’ DEFICIT
Preferred Series A - $0.001 par value; 0 and 40,118,013 shares authorized, issued, and outstanding as of September 30, 2014 and December 31, 2013, respectively	-	40,118
Preferred Series B - $0.001 par value; 0 and 55,555,555 shares authorized, 0 and 20,237,459 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	-	20,237
Common stock - $0.001 par value; 400,000,000 shares authorized, 63,635,930 and 33,229,093 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	63,636	33,229	*
Additional paid-in-capital	46,201,645	19,867,961	*
Deferred compensation	(470,823)	-
Accumulated deficit	(48,084,050)	(32,897,657)

Total stockholders’ deficit	(2,289,592)	(12,936,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,293,354	$1,768,482

* December 31, 2013 retroactively adjusted to reflect effects of the reverse acquisition transaction

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Stock based compensation	786,747	2,073	10,783,948	8,508
Selling, general, and administrative expenses	724,454	766,065	3,327,010	1,612,530
Research and development	357,519	334,155	921,106	677,929
Depreciation and amortization	9,435	8,784	28,196	25,160

Total operating expenses	1,878,155	1,111,077	15,060,260	2,324,127

Loss from operations	(1,878,155)	(1,111,077)	(15,060,260)	(2,324,127)

OTHER INCOME (EXPENSES):
Interest expense	-	(229,335)	(117,042)	(513,995)
Other expenses, net	(3,069)	(7,928)	(14,585)	(11,739)
Interest income	830	-	3,068	-
Gain on sale of assets	-	-	2,426	-

Total other income (expenses)	(2,239)	(237,263)	(126,133)	(525,734)

Loss before provision for income taxes	(1,880,394)	(1,348,340)	(15,186,393)	(2,849,861)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,880,394)	$(1,348,340)	$(15,186,393)	$(2,849,861)

NET LOSS PER SHARE
Basic	$(0.03)	$(0.04)	$(0.26)	$(0.09)
Diluted	$(0.03)	$(0.04)	$(0.26)	$(0.09)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	63,610,949	33,229,093	59,019,453	33,229,093
Diluted	63,610,949	33,229,093	59,019,453	33,229,093

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended September 30,

	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,186,393)	$(2,849,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,196	25,160
Stock based compensation	10,783,948	8,508
Amortization of debt discount	4,592	55,843
Gain on sale of assets	(2,426)	-
Changes in assets and liabilities:
Deposits and other assets	1,989	(53,922)
Prepaid expenses	(50,194)	(10,387)
Inventory	28,099	-
Accrued payroll and payroll related expenses	(198,989)	68,892
Accounts payable	(153,510)	(134,399)
Accrued interest	(101,553)	227,865
Fees payable to directors	(50,000)	(57,372)
Patent license payable	(10,000)	(833)
Other current liabilities	(12,613)	15,702
Lease settlement payable	-	(251,184)

Net cash used in operating activities	(4,918,854)	(2,955,988)

Cash flows from investing activities:
Purchases of property and equipment	(1,634)	(30,259)
Proceeds from sale of property and equipment	2,426	-
Expenses related to patent development	(20,419)	(22,563)

Net cash used in investing activities	(19,627)	(52,822)

Cash flows from financing activities:
Proceeds from the issuance of common stock	3,923,798	-
Proceeds from the issuances of notes payable	2,076,000	5,360,403
Repayment of principal on notes payable	(550,408)	(1,148,076)

Net cash provided by financing activities	5,449,390	4,212,327

NET INCREASE IN CASH	510,909	1,203,517

Cash at the beginning of the year	222,410	7,799

Cash at the end of the period	$733,319	$1,211,316

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Issuance of common stock warrants	$-	$140,592
Conversion of notes payable and accrued interest into common stock	$11,125,167	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$188,382	$24,743
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

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

NOTE 1 – COMPANY BACKGROUND (continued)

On August 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with its principal stockholder, Holdings, pursuant to which Holdings will merge with and into the Company (the “Holdings Merger”). There will not be any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings will receive shares of the Company’s newly issued preferred stock that will automatically convert, without charge, into an aggregate number of shares of the Company’s common stock that are held by Holdings on the date of the closing of the Holdings Merger and the Company’s restricted shares of common stock held by Holdings will be cancelled. Accordingly, there will not be any change to the Company’s capitalization due to the Holdings Merger. As of September 30, 2014, the Holdings Merger had not been completed.

Going concern matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $1,880,394 and $15,186,393 for the three and nine-month periods ended September 30, 2014, respectively, and a net loss of $1,348,340 and $2,849,861, for the three and nine-month periods ended September 30, 2013, respectively. As a result of these and other factors, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audited consolidated financial statements and footnotes in the current report on Form 8-K filed February 10, 2014 as to the substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2014 and 2013. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the three and nine-month periods ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the years ending December 31, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the current report on Form 8-K filed February 10, 2014.

The accompanying condensed consolidated financial statements include the accounts of Cardax, Inc., and its wholly owned subsidiary, Cardax Pharma, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The share exchange transaction was treated as a reverse acquisition, with Holdings and Pharma as the acquirers and Koffee Korner and Koffee Sub as the acquired parties. Unless the context suggests otherwise, when the Company refers to business and financial information for periods prior to the consummation of the reverse acquisition, the Company is referring to the business and financial information of Holdings and Pharma. Under U.S. GAAP guidance ASC 805-40, Business Combinations – Reverse Acquisitions, the Acquisition has been treated as a reverse acquisition with no adjustment to the historical book and tax basis of the Company’s assets and liabilities.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	September 30, 2014	December 31, 2013
Processed materials	$958,575	$986,674
Total inventories	$958,575	$986,674

At September 30, 2014 and December 31, 2013, inventory in the amount of $924,452 is stored at one of the Company’s suppliers, which is located in Germany.

During the three-month period ended September 30, 2014, the Company utilized $28,099 in astaxanthin as part of commercial product research and development.

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	September 30, 2014	December 31, 2013
Research and development equipment	$-	$686,673
Leasehold improvements	-	153,161
Information technology equipment	31,892	105,319
Furniture and office equipment	10,161	78,678
Software	-	9,386
	42,053	1,033,217
Less accumulated depreciation	(19,619)	(1,007,176)
Total property and equipment, net	$22,434	$26,041

Depreciation expense was $1,783 and $5,241, for the three and nine-month periods ended September 30, 2014, respectively. Depreciation expense was $534 and $1,607, for the three and nine-month periods ended September 30, 2013, respectively.

During the three and nine month periods ended September 30, 2014, management recognized a loss of $0 related to the impairment of idle equipment and abandoned leasehold improvements and software.

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	September 30, 2014	December 31, 2013
Patents	$380,394	$380,394
Less accumulated amortization	(191,318)	(168,363)
	189,076	212,031
Patents pending	233,145	212,726
Total intangible assets, net	$422,221	$424,757

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $7,652 and $22,955, for the three and nine-month periods ended September 30, 2014, respectively. Amortization expense was $8,250 and $23,553, for the three and nine-month periods ended September 30, 2013, respectively.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

The Company owns 20 issued patents, including 13 in the United States and 7 others in China, India, Japan, and Hong Kong. These patents will expire during the years of 2023 to 2028, subject to any patent term extensions of the individual patent. The Company has 1 patent application pending in the United States and 5 foreign patent applications pending in Europe, Canada, and Brazil.

NOTE 6 – LONG-TERM NOTES PAYABLE, net

The Company’s notes payable outstanding were as follows as of:

	September 30, 2014	December 31, 2013
2008 Unsecured promissory note. Originated on November 12, 2008. Principal of $100,000 with $45,000 to be repaid by June 30, 2009, with $10,000 in monthly payments thereafter until repaid in full. Required a one-time interest payment of $15,000. This note was paid in full on February 7, 2014.	$-	$55,000

2009 Non-mandatorily convertible, unsecured note. Originated on March 31, 2009, principal of $500,000 accrues interest at 8% per annum. Principal and interest were due in full on March 31, 2014 or convertible at the option of the note holder into Series B preferred stock at a rate of $0.45 per share. A warrant to purchase 222,222 shares of preferred Series B stock was issued in conjunction with this note. This note was paid in full on February 7, 2014.	-	500,000

2013 Bridge Loan. Principal from existing notes in the amount of $3,180,806 (comprised of $2,621,195 in principal outstanding as of December 31, 2012 and $559,611 in new principal issued from January through April 2013) along with accrued interest of $467,438 were converted into a 2013 Bridge Loan along with $4,840,792 of new principal. These notes accrued interest at 10% per annum with outstanding principal and interest due in 2014. These notes converted into common shares as part of the February 7, 2014 reverse acquisition transaction.	-	8,489,036

2014 Bridge Loan. Originated in January 2014. Principal of $2,076,000 issued in January 2014. These notes accrued interest at 10% per annum with outstanding principal and interest due in 2014. These notes converted into common shares as part of the February 7, 2014 reverse acquisition transaction.	-	-

Total notes payable	-	9,044,036

Current maturities of long-term, net of discount	-	9,039,444

Discount attributable to current maturities	-	4,592

Total current maturities	-	9,044,036

Long-term notes payable, less current maturities	$-	$-

NOTE 6 – LONG-TERM NOTES PAYABLE, net (continued)

Interest

Interest expense on these notes was $0 and $112,450, for the three and nine-month periods ended September 30, 2014, respectively. Interest expense on these notes was $208,305 and $458,152, for the three and nine-month periods ended September 30, 2013, respectively.

Interest accrued on these notes as of September 30, 2014 and December 31, 2013, was $0 and $657,092, respectively.

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

Discount

A discount on these notes of $0 and $4,592, as of September 30, 2014 and December 31, 2013, respectively, was based on the fair value of detachable warrants issued at the time of funding. This discount is being amortized straight-line over the underlying term of the note. Interest expense of $0 and $4,592, for the three and nine-month periods ended September 30, 2014, respectively, was recognized as amortization of this discount. Interest expense of $21,030 and $55,843, for the three and nine-month periods ended September 30, 2013, respectively, was recognized as amortization of this discount.

A summary of the debt discount activity for the nine-month period ended September 30, 2014 and year ended December 31, 2013 is as follows:

Balance January 1, 2013	$65,173
Amortization of debt discount	(60,581)
Balance December 31, 2013	4,592
Amortization of debt discount	(4,592)
Balance at September 30, 2014	$-

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

NOTE 7 – STOCK OPTION PLANS (continued)

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2013	15,290,486	$0.07	3.89	$358,662
Exercisable January 1, 2013	14,524,861	$0.07	3.75	$332,052
Granted	-
Exercised	-
Forfeited	-
Outstanding December 31, 2013	15,290,486	$0.07	3.89	$305,810
Exercisable December 31, 2013	15,290,486	$0.07	3.89	$305,810
Canceled	(15,290,486)
Granted	27,756,821
Exercised	(4,506)
Forfeited	-
Outstanding September 30, 2014	27,752,315	$0.51	8.27	$2,712,885
Exercisable September 30, 2014	23,762,946	$0.49	8.08	$2,712,885

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on the date of issue, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the nine-month period ended September 30, 2014, and for the year ended December 31, 2013, is presented below:

Non-vested at January 1, 2013	765,625
Granted	-
Vested	(765,625)
Forfeited	-
Non-vested at December 31, 2013	-
Granted	27,756,821
Vested	(23,762,946)
Exercised	(4,506)
Forfeited	-
Non-vested at September 30, 2014	3,989,369

NOTE 7 – STOCK OPTION PLANS (continued)

During the three-month period ended September 30, 2014, a stock option to purchase 4,506 shares of the Company’s common stock was exercised at $0.155 per share.

As of September 30, 2014, total unrecognized stock-based compensation expense related to all unvested stock options was $797,871, which is expected to be expensed over a weighted average period of four-months.

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding as of September 30, 2014, and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.92% - 5.15%
Expected volatility	116% - 170%	116% - 170%
Expected term	1.1 - 5.5 years	2.5 - 7.5 years

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

The Company recognized $601,107 and $5,318,948, in stock based compensation expense during the three and nine-month periods ended September 30, 2014, respectively. The Company recognized $2,073 and $8,508, in stock based compensation expense during the three and nine-month periods ended September 30, 2013, respectively.

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

On July 14, 2014, the Company granted its four independent directors an aggregate of 134,553 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $108,988. These shares are subject to a risk of forfeiture and vest quarterly in arrears commencing on June 1, 2014 and will be fully vested at the end of one full year.

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $185,640 and $235,411 for the three and nine-month periods ended September 30, 2014. The remaining balance of $470,823 was classified as deferred compensation in equity as of September 30, 2014.

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2013	3,693,971	$0.450	4.81	$-
Exercisable January 1, 2013	3,693,971	$0.450	4.81	$-
Granted	-
Exercised	-
Forfeited	(298,138)
Outstanding December 31, 2013	3,395,833	$0.450	5.28	$-
Exercisable December 31, 2013	3,395,833	$0.450	5.28	$-
Canceled	(3,395,833)
Granted	28,405,782
Exercised	-
Forfeited	-
Outstanding September 30, 2014	28,405,782	$0.653	4.61	$-
Exercisable September 30, 2014	28,405,782	$0.653	4.61	$-

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.66%	0.62% - 4.59%
Expected volatility	112% - 159%	108% - 167%
Expected term	1.0 - 2.5 years	2.5 - 10.0 years

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

The Company recognized $0 and $5,229,589, in stock based compensation expense during the three and nine-month periods ended September 30, 2014, respectively. Warrants issued prior to February 7, 2014, were issued in conjunction with the origination of notes payable and were accounted for as a discount on the related notes. See Note 6 for the expense associated with the issuance of these warrants.

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting agreement

As part of consulting agreements, a director provided consulting services to the Company. The Company incurred $64,615 and $184,615, in consulting fees to this director for the three and nine-month periods ended September 30, 2014, respectively. The Company incurred $64,615 and $73,846, in consulting fees to this director for the three and nine-month periods ended September 30, 2013, respectively.

Amounts payable under these agreements were $210,212 and $216,000, as of September 30, 2014 and December 31, 2013, respectively.

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

The effective tax rate for the nine-month periods ended September 30, 2014 differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

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

As of September 30, 2014, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

The Company’s valuation allowance is primarily related to its operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of September 30, 2014 and December 31, 2013, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three-month periods ended:

	Three-months ended September 30, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,880,394)	63,610,949	$(0.03)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,880,394)	63,610,949	$(0.03)

	Three-months ended September 30, 2013
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,348,340)	33,229,093	$(0.04)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,348,340)	33,229,093	$(0.04)

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the nine-month periods ended:

	Nine-months ended September 30, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(15,186,393)	59,019,453	$(0.26)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(15,186,393)	59,019,453	$(0.26)

	Nine-months ended September 30, 2013
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(2,849,861)	33,229,093	$(0.09)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(2,849,861)	33,229,093	$(0.09)

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (continued)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive for the three and nine-month periods ended:

	September 30, 2014	September 30, 2013
Common stock options	23,762,946	15,050,500
Common stock warrants	28,405,782	-
Total common stock equivalents	52,168,728	15,050,500

NOTE 13 – CONCENTRATION

The Company purchases all of its inventory from one vendor in Germany. Although, there were no purchases from this vendor during the nine-month periods ended September 30, 2014 and 2013, outstanding payables to this vendor were $86,255 as of September 30, 2014 and December 31, 2013.

NOTE 14 – LEASES

Lease settlement

On April, 29, 2011, the Company entered into a settlement agreement with a lessor whereby the Company would make monthly payments totaling $614,934 from January 1, 2011 to October 1, 2013, in exchange of a waiver of $786,945 in late and other fees, which is recorded as a gain on debt extinguishment on the 2011 statement of operations. In the event of default, this waived amount would be payable in full in addition to the settlement amount. Total rent settlement amounts payable were $0 as of September 30, 2014 and December 31, 2013.

Although in default at the end of 2012, the Company subsequently cured and settled the obligation in full on October 1, 2013. The lessor upheld the Satisfaction of Judgment without exercising any of the default provisions.

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease amended on September 7, 2011, and October 30, 2012. This lease expires on October 31, 2014. Total rent expense under this agreement as amended was $14,709 and $47,331, for the three and nine-month periods ended September 30, 2014, respectively. Total rent expense under this agreement as amended was $20,883 and $58,607, for the three and nine-month periods ended September 30, 2013, respectively.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $7,825 and $23,255, for the three and nine-month periods ended September 30, 2014, respectively. Total rent expense under this agreement as amended was $5,780 and $25,816, for the three and nine-month periods ended September 30, 2013, respectively.

Maturities

Future minimum lease payments under non-cancelable operating leases were $3,063, at September 30, 2014. This amount was all due during 2014.

NOTE 15 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the nine-month periods ended September 30, 2014 and 2013. The remaining obligation of $10,000 and $20,000 as of September 30, 2014 and December 31, 2013, respectively, is recorded as patent license payable on the balance sheet.

Employee settlement

As of September 30, 2014 and December 31, 2013, the Company owed a former employee a settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the settlement, a stock option previously granted to the former employee was fully vested and extended.

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company’s rights related to the development and commercialization of astaxanthin consumer health products; the Company retains all rights related to astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such astaxanthin consumer health products. No royalties were realized from this agreement during the nine-month periods ended September 30, 2014 and 2013. The license does not prohibit the Company from purchasing astaxanthin consumer health products from BASF for consumer health applications, similar to any third-party wholesale customer.

Capsugel agreement

On August 18, 2014, the Company entered into a collaboration agreement with Capsugel US, LLC (“Capsugel”) for the joint commercial development of astaxanthin products for the consumer health market that contain nature-identical synthetic astaxanthin and use Capsugel’s proprietary formulation technology, which is expected to increase the oral bioavailability of astaxanthin. The agreement provides for the parties to jointly administer activities under a product development plan that will include identifying at least one mutually acceptable third party marketer who will further develop, market and distribute consumer health, nature-identical synthetic astaxanthin products developed under the collaboration. Capsugel will share revenues with the Company based on net sales of products that are developed under the collaboration.

***

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

Corporate Overview and History

We acquired Cardax Pharma, Inc. (“Pharma”) and its life science business through the merger of Cardax Acquisition, Inc. (“Cardax Sub”), our wholly-owned transitory subsidiary (“Cardax Sub”), with and into Pharma on February 7, 2014 (the “Merger”), and a stock purchase agreement. As a result of these transactions, Pharma became our wholly-owned subsidiary. The only consideration that we paid under the stock purchase agreement and the Merger was shares of our Common Stock. On May 31, 2013, Pharma acquired all of the assets and assumed all of the liabilities of Cardax Pharmaceuticals, Inc. (“Holdings”). Accordingly, we have two predecessors: Pharma and Pharma’s predecessor, Holdings. Prior to the February 7, 2014 effective date of the Merger, we operated under the name “Koffee Korner Inc.” and our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. On August 28, 2014, we entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with our principal stockholder, Holdings, pursuant to which Holdings will merge with and into the Company (the “Holdings Merger”). There will not be any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings will receive shares of our newly issued preferred stock that will automatically convert, without charge, into an aggregate number of shares of our common stock that are held by Holdings on the date of the closing of the Holdings Merger and our restricted shares of common stock held by Holdings will be cancelled. Accordingly, there will not be any change to our capitalization due to the Holdings Merger. As of September 30, 2014, the Holdings Merger had not been completed.

We currently devote substantially all of our efforts to developing consumer health and pharmaceutical products that are expected to provide many of the anti-inflammatory benefits of steroids or NSAIDs by targeting many of the same inflammatory pathways and mediators, but with exceptional safety profiles. (We use consumer health products to refer to nutrients, dietary ingredients/supplements, and other consumer products designed to provide physiological benefits and improve health, which are not regulated by the FDA or similar authorities as pharmaceuticals.) The safety and efficacy of the Company’s product candidates have not been directly evaluated in clinical trials or confirmed by the FDA.

We are devoting substantially all of our present efforts to establishing our business. Our planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom. We own intellectual property that we are marketing in varying stages worldwide. Our initial revenue generating opportunities are from our strategic alliances, including an exclusive license of our rights related to the development and commercialization of consumer health products containing or utilizing a nature-identical form of astaxanthin and a collaboration related to proprietary formulations of astaxanthin. We also plan to pursue pharmaceutical applications of astaxanthin and related compounds.

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

Results of Operations

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2014 and 2013:

The following table reflects our operating results for the three and nine-month periods ended September 30, 2014 and 2013:

Operating Summary	Three-months ended September 30, 2014	Three-months ended September 30, 2013	Nine-months ended September 30, 2014	Nine-months ended September 30, 2013
Revenues	$-	$-	$-	$-
Operating Expenses	(1,878,155)	(1,111,077)	(15,060,260)	(2,324,127)
Net Operating Loss	(1,878,155)	(1,111,077)	(15,060,260)	(2,324,127)
Other Income (Expenses)	(2,239)	(237,263)	(126,133)	(525,734)
Net Loss	$(1,880,394)	$(1,348,340)	$(15,186,393)	$(2,849,861)

Operating Summary for the Three-Month Periods Ended September 30, 2014 and 2013

We are a pre-revenue life sciences company with limited operations and had no revenues for the three-month periods ended September 30, 2014 and 2013.

Operating expenses were $1,878,155 and $1,111,077 for the three-month periods ended September 30, 2014 and 2013, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $786,747 and $2,073 in stock based compensation for the three-month periods ended September 30, 2014 and 2013, respectively.

Other expenses were $2,239 and $237,263 for the three-month periods ended September 30, 2014 and 2013, respectively. For the three-month period ended September 30, 2014, other expenses primarily consisted of miscellaneous expenses. For the three-month period ended September 30, 2013, other expenses primarily consisted of interest expense on notes payable of $229,335. Included in interest expense were $0 and $21,030 in amortization of notes payable discounts for the three-month periods ended September 30, 2014 and 2013, respectively.

Operating Summary for the Nine-Month Periods Ended September 30, 2014 and 2013

We are a pre-revenue life sciences company with limited operations and had no revenues for the nine-month periods ended September 30, 2014 and 2013.

Operating expenses were $15,060,260 and $2,324,127 for the nine-month periods ended September 30, 2014 and 2013, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $10,783,948 and $8,508 in stock based compensation for the nine-month periods ended September 30, 2014 and 2013, respectively.

Other expenses, net, were $126,133 and $525,734 for the nine-month periods ended September 30, 2014 and 2013, respectively. For the nine-month periods ended September 30, 2014 and 2013, other expenses primarily consisted of interest expense on notes payable of $117,042 and $513,995, respectively. Included in interest expense were $4,592 and $55,843 in amortization of notes payable discounts for the nine-month periods ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the nine-month periods ended September 30, 2014 and 2013, we used cash in operating activities of $4,918,854 and $2,955,988, respectively, and incurred a net loss of $15,186,393, and $2,849,861, respectively.

We require additional financing in order to continue to fund our operations, and pay existing and future liabilities and other obligations. It is estimated that our limited available cash resources as of the date of this Quarterly Report on Form 10-Q, would be sufficient to continue operations through the end of the year. We intend to raise additional capital that would fund our operations through December 31, 2015. We are currently negotiating the terms of additional financing with investors and are considering a private placement of our common stock and warrants to purchase common stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;

●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and

●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

Cash Flow Summary	Nine-months ended September 30, 2014	Nine-months ended September 30, 2013
Net Cash Used in Operating Activities	$(4,918,854)	$(2,955,988)
Net Cash Used in Investing Activities	(19,627)	(52,822)
Net Cash Provided by Financing Activities	5,449,390	4,212,327
Net Cash Increase for Period	510,909	1,203,517
Cash at Beginning of Period	222,410	7,799
Cash at End of Period	$733,319	$1,211,316

Cash Flows from Operating Activities

During the nine-month periods ended September 30, 2014 and 2013, our operating activities primarily consisted of payments to, or accruals for payments to, employees, directors, and consultants, for services related to research and development and administration.

Cash Flows from Investing Activities

During the nine-month periods ended September 30, 2014 and 2013, our investing activities were primarily related to purchases of property and equipment and expenditures related to patent development.

Cash Flows from Financing Activities

During the nine-month periods ended September 30, 2014 and 2013, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt and common stock. The increase in our financing activities was primarily attributable to our requirement to obtain significant amounts of capital to support our operations prior to the commencement of a revenue stream or other liquidity events. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

Changes in Internal Controls over Financial Reporting

Except as described below, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In-Process Remediation Actions to Address the Internal Controls Weaknesses

Management identified the following material weaknesses and/or performed the following actions to address such weaknesses in the Company’s internal control over financial reporting as of September 30, 2014:

Segregation of Duties. The Company has inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. When funds are available to us, we may increase our accounting resources to enable segregate duties consistent with such control objectives.

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

Dated: October 28, 2014

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

