Form 10-K
period 2014-12-31
CARDAX, INC.
filed 2015-03-13
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there were 63,496,871 shares of common stock, par value $0.001 per share, outstanding, and 30,267,778 of such shares were held by non-affiliates. As of such date, the aggregate market value of voting and non-voting common equity held by non-affiliates was $30,267,778.

As of March 12, 2015 there were 65,019,261 shares of common stock, par value $0.001 per share (“common stock”), of the registrant outstanding.

Part I

Item 1. Business.

Explanatory Note

Unless otherwise noted, references in this Annual Report on Form 10-K to “Cardax,” the “Company,” “we,” “our,” or “us” means Cardax, Inc., the registrant, and, unless the context otherwise requires, together with its wholly-owned subsidiary, Cardax Pharma, Inc., a Delaware corporation (“Pharma”), and Pharma’s predecessor, Cardax Pharmaceuticals, Inc., a Delaware corporation (“Holdings”).

Special Note Regarding Forward-Looking Statements

There are statements in this annual report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report carefully, especially the risks discussed under the section entitled “Risk Factors.” Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this annual report will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements, except as required by law.

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

Overview

We are a life sciences company that develops consumer health and pharmaceutical technologies and we are a smaller reporting company as defined by applicable federal securities regulations.

The following events summarize the material transactions of our history and acquisition of our life science business:

May 5, 2006:	Holdings acquired the intellectual property and other assets regarding certain astaxanthin technologies from Hawaii Biotech, Inc., a Delaware corporation (“HBI”), in exchange for shares of common stock of Holdings, shares of preferred stock of Holdings, options to purchase shares of common stock of Holdings and the assumption by Holdings of certain liabilities of HBI. At this date, Holdings became a separate company with the initial life-science astaxanthin technologies.

May 5, 2006 to May 31, 2013:	Holdings continued the research and development of astaxanthin technologies and related compounds and raised capital primarily through the issuance of debt securities.

January 30, 2012:	We were incorporated in Delaware under the name “Koffee Korner Inc.” At this time, we acquired all the capital stock of Koffee Korner’s Inc, a Texas corporation (“Koffee Sub”), which operated as a single location retailer of specialty coffee in Houston, Texas.

May 16, 2013:	Pharma was formed as a wholly owned subsidiary of Holdings.
May 31, 2013:	Holdings contributed its assets to Pharma in exchange for all of the capital stock of Pharma and the assumption by Pharma of all of the liabilities of Holdings.

May 31, 2013 to February 7, 2014:	Pharma continued the business of Holdings including the research and development of consumer health and pharmaceutical technologies and the commercialization of our technologies for products, and raised capital through the offering of senior secured convertible promissory notes.

November 25, 2013:	We formed Cardax Acquisition, Inc., a Delaware corporation (“Cardax Sub”), as our wholly owned subsidiary as part of a corporate structure to enable the merger of Cardax Sub with and into Pharma, which would result in our acquisition of the consumer health and pharmaceutical business of Pharma

January 10, 2014:	We made our first investment in Pharma by purchasing 40% of the Pharma common stock (determined after our purchase of such shares) in exchange for shares of our common stock. At this point, our assets were: Koffee Sub, Cardax Sub, and our investment in Pharma.

February 7, 2014:	We consummated the merger (the “Merger”) of Cardax Sub with and into Pharma, and Pharma became our wholly owned subsidiary. We divested Koffee Sub and exclusively continued the consumer health and pharmaceutical business of Pharma. On this date, we amended and restated our certificate of incorporation and bylaws and changed our name to “Cardax, Inc.”

We have entered into the Holdings Merger Agreement, pursuant to which Holdings shall merge with and into us (the “Holdings Merger”). Promptly after the date that the conditions to closing specified in the Holdings Merger Agreement are satisfied or waived by the applicable party, including the approval of the stockholders of Holdings, we anticipate consummating the Holdings Merger. The Holdings Merger is described in more detail in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons”. Under the terms of the Holdings Merger, the restricted shares of our common stock owned by Holdings will be exchanged for shares of newly issued preferred stock that will automatically convert, without payment, into shares of our common stock that are registered under the Securities Act in three equal tranches on the closing date of the Holdings Merger, June 30, 2015 and December 31, 2015.

Our executive offices are located at 2800 Woodlawn Drive, Suite 129, Honolulu, Hawaii 96822; our telephone number is (808) 457-1400. Our website is located at http://www.cardaxpharma.com. The information on our website is not part of this annual report.

Our Business

We are a development stage life sciences company devoting substantially all of our efforts to developing consumer health and pharmaceutical technologies for products that we believe will provide many of the anti-inflammatory benefits of steroids or non-steroidal anti-inflammatory drugs (“NSAIDs”) by targeting many of the same inflammatory pathways and mediators, but with exceptional safety profiles. We will use our proprietary technologies to develop and commercialize products and related derivatives that have the same or substantially similar properties as occurring in nature or “nature-identical,” by total synthesis to provide scalable, pure, and economical therapies for diseases where inflammation and oxidative stress are strongly implicated, including, but not limited to, osteoarthritis, rheumatoid arthritis, dyslipidemia, metabolic disease, diabetes, cardiovascular disease, hepatitis, cognitive decline, macular degeneration, and prostate disease. The safety and efficacy of our product candidates have not been directly evaluated in clinical trials or confirmed by the FDA.

Many anti-inflammatory drugs have significant safety risks and side effects that limit their utility, especially in treating a chronic disease. We believe that our ability to develop and commercialize proprietary, nature-identical products and related derivatives should provide us with a competitive advantage through a novel treatment approach that combines robust efficacy with safety, oral bioavailability, and tissue selectivity. To date, we have not produced and commercialized any products or generated any revenues from our life sciences business.

Strategic Alliances

We intend to expand our capabilities for the development, manufacturing, formulation, marketing and distribution or other exploitation of products based on our proprietary technologies by entering into one or more strategic alliances with companies that have established capabilities.

In November 2006, we entered into a Joint Development and Supply Agreement (the “BASF Agreement”) with BASF, relating to the research, development, manufacture, commercialization and related matters, and the related intellectual property rights with respect to consumer health or “nutraceutical” and pharmaceutical products containing or utilizing synthetically manufactured astaxanthin in the geometric (trans) and optical (S,S’) isomeric form most prevalent in nature (“ASTX-1”), which is the same geometric and optical isomeric form of astaxanthin found in GRAS-designated microalgal astaxanthin products. Under the BASF Agreement, we have granted BASF an exclusive worldwide license to our rights related to the development and commercialization and related obligations of consumer health products containing or utilizing ASTX-1 (“BASF Astaxanthin Products”). We retain all rights related to pharmaceutical products containing or utilizing ASTX-1 (“Cardax Astaxanthin”). The license will provide us with potential benefits including specified royalties for future net sales of BASF Astaxanthin Products, from and after the development and manufacture and applicable regulatory approval of any such BASF Astaxanthin Products. The license does not prohibit Cardax from purchasing BASF Astaxanthin Products for consumer health applications, similar to any third-party wholesale customer. The BASF Agreement also provides that BASF will manufacture and supply Cardax with preclinical, clinical, and commercial scale amounts of Cardax Astaxanthin (ASTX-1 for pharmaceutical applications) on a mutually exclusive basis. The BASF Agreement is subject to certain termination rights of the parties. If any termination is a result of the non-renewal of the then current term of the agreement or because BASF no longer manufactures astaxanthin, then the terminating party shall, upon the request of the non-terminating party, grant the non-terminating party a reasonable royalty-bearing, irrevocable, worldwide non-exclusive license of certain intellectual property rights of the terminating party that will enable the non-terminating party to continue the manufacture and distribution of BASF Astaxanthin Products. Either party may also terminate the BASF Agreement if there is a change of a controlling interest in the other party; however, the provision shall not apply if a party that is not a manufacturer of synthetic carotenoids acquires the Company. The BASF Agreement provides for an initial term of three years that is automatically extended for 18 month periods unless notice of termination by either party is provided not less than 18 months prior to the expiration of the current term. Our material benefits under the BASF Agreement, including our rights to royalty payments on future net sales of such products survive any termination in full force.

In August 2014, we entered into a Collaboration Agreement (the “Capsugel Agreement”) with Capsugel US, LLC relating to the commercial development of astaxanthin products for the consumer health market. Under the terms of the Capsugel Agreement, we agree to jointly develop consumer health products (“Capsugel Astaxanthin Products”) containing ASTX-1 using Capsugel’s proprietary lipid multiparticulate (“LMP”) technology, which encapsulates dissolved or suspended active ingredients into spherical lipid matrix particles for oral dosage in capsules, sachets, suspensions or tablets. Capsugel’s LMP technology is expected to increase the oral bioavailability of astaxanthin. The Capsugel Agreement provides for the joint administration of activities under a product development plan that will include identifying at least one mutually acceptable third party marketer (a “Marketer”) who will enter into an agreement with Capsugel to further develop, market and distribute Capsugel Astaxanthin Products. The terms of any such agreement with a Marketer are subject to our reasonable consent. The Capsugel Agreement provides that Capsugel shall share revenues with us based on net sales of Capsugel Astaxanthin Products, subject to an administrative fee payable to Capsugel. Capsugel has agreed to certain exclusivity obligations with respect to the development and manufacture of Capsugel Astaxanthin Products. Among other matters, Capsugel will perform the development work necessary to formulate, analytically develop and take all other developmental actions necessary or required to develop the Capsugel Astaxanthin Products, and manufacture pre-clinical and clinical batches for use by us and Capsugel. Under the Capsugel Agreement, we will be responsible for, among other matters, the U.S. regulatory process and the regulatory process in non-U.S. jurisdictions to the extent mutually agreed. The term of the Capsugel Agreement is for an initial stated period of three years from the date that a Marketer first offers product for commercial sale under an agreement with Capsugel, subject to specified renewal provisions for additional three year terms and to earlier termination, if commercial milestones that are to be mutually agreed are not achieved.

Our Strategy

We believe we are well positioned for significant and sustained growth by focusing on additional research and development to commercialize consumer health and pharmaceutical technologies or products utilizing synthetically manufactured astaxanthin and related xanthophyll carotenoids, which deliver nature-identical compounds to the body and reduce inflammation in a multifaceted, quantifiable, and inherently safer manner than steroids or NSAIDS.

Our initial primary focus is astaxanthin technologies. Astaxanthin is a naturally occurring marine compound that has robust anti-oxidant and anti-inflammatory activity with exceptional safety. Astaxanthin is a member of the carotenoid family, which is comprised of organic pigments that are produced in various plants and photosynthetic organisms and consumed by various higher-level organisms; astaxanthin is known for giving salmon and lobster their distinctive red coloration. More specifically, astaxanthin is classified as a xanthophyll, which is an oxygen containing carotenoid (such as lutein, zeaxanthin, and lycophyll), as compared to a carotene, which is non-oxygen containing carotenoid (such as beta-carotene). Research demonstrates that xanthophylls behave differently than carotenes with respect to biological mechanism of action (for example, by spanning and stabilizing biological membranes rather than disrupting membranes), which we believe translates into clinical benefit. Peer-reviewed studies have shown that astaxanthin reduces inflammation, at its source, without the harmful side effects that are common with other anti-inflammatory pharmaceutical products, for example steroids and NSAIDS, including immune system suppression, liver damage, cardiovascular disease risk, and gastrointestinal bleeding.

Astaxanthin has an exceptional safety profile. For example, the FDA found no basis for questioning the safety determination made by Fuji Chemical Industry Co., Ltd. (“Fuji”) in GRAS Notice No. GRN 000294 that Haematococcus pluvialis extract containing astaxanthin esters (the primary ingredient in its microalgal astaxanthin consumer health product) is GRAS as a food additive under the intended conditions of use. Other microalgal astaxanthin consumer health manufacturers, including Cyanotech Corporation and Algatechnologies, Ltd., have relied on Fuji’s GRAS designation and self-affirmed their microalgal astaxanthin products as GRAS. The FDA also found no basis for questioning the safety of microalgal astaxanthin products, for use as dietary ingredients in dietary supplements, in several New Dietary Ingredient (NDI) notifications, including RPT 50, RPT 65, RPT 119, RPT 236, RPT 274, and RPT 278. In addition, the FDA amended the color additive regulations under 21 CFR 73 to provide for the safe use of a racemic mixture of synthetic astaxanthin as a color additive to fish feed in 1995 (Federal Register Document No. 95-9178, Docket No. 87C–0316) in response to Color Additive Petition CAP 7C0211 filed by Hoffman-La Roche in 1987, which contained robust non-clinical safety studies. We believe these FDA positions are indicative of the safety profile of ASTX-1, which is synthesized in the same isomeric form as naturally-occurring, microalgal astaxanthin (used in human dietary supplements) and comprises 25% of the racemic mixture of synthetic astaxanthin (approved as a fish feed additive). While our product candidates have not yet been tested in clinical trials and the FDA has not concluded that synthetic astaxanthin, including ASTX-1 or any of our related product candidates, are safe for direct human consumption, we plan to conduct robust non-clinical and clinical studies to lend additional support to the exceptional safety profile of ASTX-1. Unless and until such non-clinical studies, clinical studies, other scientific evidence, GRAS designation, and/or other regulatory filings further support this safety profile, our claim that ASTX-1 is exceptionally safe relies upon:

●	widely available astaxanthin research, peer-reviewed studies, and regulatory filings spanning several decades, including (a) FDA GRAS and NDI regulatory filings related to microalgal astaxanthin and other naturally-occurring sources of astaxanthin, and (b) FDA color additive petition related to a racemic mixture of synthetic astaxanthin;

●	human exposure to (a) naturally-occurring astaxanthin in the diet from sources such as wild salmon, trout, and shell-fish, for millennia, (b) a racemic mixture of synthetic astaxanthin, which includes ASTX-1, from sources such as industrially raised salmon, since 1995, and (c) dietary supplements containing naturally-occurring astaxanthin since 1999; and

●	our published and unpublished preliminary non-clinical studies utilizing ASTX-1 product candidates.

In humans, astaxanthin has been found in publicly available research studies to lower important inflammatory and metabolic disease measures such as tumor necrosis factor alpha (“TNF-α”), high-sensitivity complement reactive protein (“hsCRP”), low-density lipoprotein cholesterol (“LDL-C”), apolipoprotein B (“ApoB”), and triglycerides while raising adiponectin and high-density lipoprotein cholesterol (“HDL-C”). Astaxanthin has also positively affected markers of oxidative stress in humans including isoprostanes, malondialdehyde (“MDA”), total anti-oxidant capacity (“TAC”), and superoxide dismutase (“SOD”). Astaxanthin and related esters have demonstrated efficacy in models of inflammatory-mediated disease including reduction of TNF-α levels equivalent to a steroid, reduction of liver enzymes and liver histological damage, reduction of cholesterol levels, reduction of elevated triglycerides, decrease of atheroma formation, reduction of oxidized-LDL levels, reduction in blood clot formation with no increase in bleeding, and decrease in myocardial tissue damage following experimentally-induced myocardial infarction.

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

While the FDA does not require human clinical trials for consumer health products, and under applicable regulations we are not permitted to make claims for treatment of diseases for any consumer health products, we believe that positive results from a Phase I human clinical trial and a suite of approximately three to five Phase II human clinical trials in select disease areas of major unmet medical need would significantly raise scientific and consumer awareness that would promote consumer health sales and advance our pharmaceutical development program.

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

In contrast, astaxanthin safely reduces inflammation at its source, in that it:

●	localizes in the plasma, mitochondrial, and nuclear membranes;

●	scavenges or quenches the unwanted initiators and effectors of inflammation—reactive oxygen (“ROS”) and nitrogen species (“RNS”); and

●	demonstrates no evidence of the immunosuppressive effects of steroids or TNF-α inhibitors or off-target effects (e.g., receptor or pathway).

Planned Clinical Development

The BASF Agreement provides that BASF will manufacture and supply Cardax with preclinical, clinical, and commercial scale amounts of ASTX-1 for pharmaceutical applications (“Cardax Astaxanthin”) on a mutually exclusive basis. We plan to raise additional capital or enter into a strategic collaboration to pursue clinical development of Cardax Astaxanthin:

●	as an over-the-counter drug (“OTC”) and/or prescription drug (“Rx”), in the same or similar form as BASF Astaxanthin Products, if BASF Astaxanthin Products obtain all applicable regulatory approvals or designations necessary for marketing as a consumer health product; and/or

●	as an Rx, in our novel ASTX-1 ester form, CDX-085, or other proprietary forms, which have additional patent protection and possible formulation or bioavailability benefits versus BASF Astaxanthin Products.

CDX-085 or other proprietary forms of ASTX-1 may have different chemical structures than BASF Astaxanthin Products, which can be achieved through esterification or other chemical modification of ASTX-1, or be formulated with different excipients and formulation technology. Such product forms may offer increased bioavailability and/or additional patent protection, which may result in competitive advantages when compared to other astaxanthin products.

In addition to our astaxanthin portfolio, we will continue to pursue our other proprietary anti-inflammatory programs based on our zeaxanthin and lycophyll technologies, which are members of the same class of xanthophyll carotenoids as astaxanthin and have potential applications including, but not limited to, macular degeneration and hepatic disease, and prostate disease, respectively. Similar to our strategy relating to the launch of our astaxanthin products, we may launch our zeaxanthin and lycophyll technologies first as consumer health products and later develop them as OTC and/or Rx pharmaceuticals.

Our Planned Pharmaceutical Program

We believe that a pharmaceutical program will increase our revenue opportunities. A pharmaceutical product would enable the delivery of astaxanthin with an FDA approved OTC label for disease treatment at consumer-appropriate doses and/or an FDA approved Rx label for disease treatment at physician-recommended doses, and should support increased market penetration. We have patents covering pharmaceutical compositions of astaxanthin esters, allowing us to transition an astaxanthin consumer health product into a pharmaceutical product following requisite clinical trials and FDA approval.

We may choose to undertake the following actions upon certain events including if BASF Astaxanthin Products obtain all applicable regulatory approvals or designations necessary for marketing as a consumer health product:

●	file an Investigational New Drug application (“IND”) with the FDA;

●	conduct a Phase I human clinical trial to expand clinical dosing of Cardax Astaxanthin beyond that of the approved consumer health dose of BASF Astaxanthin Products; and

●	conduct three to five Phase II human clinical trials, with a range of doses in areas of major consumer health and/or unmet medical need.

This strategy would offer more than one potential avenue of development and mitigate the risks, including “binary events,” associated with single indication development. We may appropriately augment our management team to pursue this strategy.

If any of the lower doses of Cardax Astaxanthin tested in our planned Phase II human clinical trials demonstrate robust safety and efficacy in an area of major consumer health need and are less than or equal to the currently approved consumer health dose of BASF Astaxanthin Products, we may decide to conduct pivotal Phase III trials and file a 505(b)(1) or 505(b)(2) New Drug Application (“NDA”) to obtain an OTC label for “low-dose” Cardax Astaxanthin (“OTC-ASTX”). Post-approval clinical studies could also be conducted to expand the label and/or dose. OTC-ASTX may be initially targeted for light-to-moderate osteoarthritis or the onset of other inflammatory disorders. Marketing and distribution of OTC-ASTX could be conducted through BASF or its affiliates, global consumer health companies, or global pharmaceutical companies under license from Cardax, or through any other strategic relationship that we find acceptable.

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

Microalgal astaxanthin consumer health products are comprised of a mixture of naturally occurring astaxanthin esters that cleave in the gut and deliver non-esterified astaxanthin to the body. BASF Astaxanthin Products may also utilize nature-identical astaxanthin and deliver non-esterified astaxanthin to the body. CDX-085 is comprised of a novel astaxanthin ester that also cleaves in the gut and delivers non-esterified, nature-identical astaxanthin to the body. Non-esterified astaxanthin, as can be delivered by either Cardax Astaxanthin (including CDX-085), BASF Astaxanthin Products, or microalgal astaxanthin products, can be measured in blood and tissues and is generally recognized to be responsible for the anti-inflammatory and anti-oxidant effects and exceptional safety found in animals and humans following administration of astaxanthin products. For the purpose of discussing astaxanthin disease applications and supporting scientific studies, whether examining non-esterified astaxanthin, naturally occurring astaxanthin esters, or novel astaxanthin esters, we refer to these products as “astaxanthin.”

Astaxanthin for Arthritis

We believe that there is a large potential market for osteoarthritis treatment. We estimate that there are more than 150 million people in developed nations that suffer from osteoarthritis who have the financial ability to pay for treatment through astaxanthin products. Assuming $1 per day for treatment, the potential market could exceed $50 billion annually. Recent expenditures for treatment of arthritis are also substantial. The Centers for Disease Control and Prevention of the U.S. Department of Health and Human Services (the “CDC”) report that the amount of direct medical expenditures in the United States for arthritis and other rheumatic conditions for 2003 was $80.8 billion. Drugs.com noted that aggregate U.S. sales of the top three injected TNF-α inhibitors totaled more than $12 billion in 2012. New oral anti-inflammatory drugs may also be approved, further increasing the amount expended for drug treatment. We expect that these drugs will be based on steroid, NSAID, or enzyme/receptor technologies that could pose significant side effects when administered chronically. In contrast, astaxanthin, at very low doses, reduces TNF-α in humans. In non-human tests, astaxanthin reduces TNF-α equivalent to a corticosteroid—considered to be the most potent of the anti-inflammatory compounds—as well as other important mediators of inflammation including hsCRP, prostaglandin E2 (“PGE-2”), interleukin 6 (“IL-6”), nuclear factor kappa B (“NF-κB”), and nitric oxide (“NO”). We believe that no evidence of the immunosuppressive effects of steroids or TNF-α inhibitors has been seen in multiple animal or human studies using astaxanthin. In fact, in animals, astaxanthin administration is statistically significantly associated with fewer infections.

Astaxanthin for Cognitive Decline

According to the CDC, the number of U.S. adults aged 65 or older will more than double by 2030. As the percentage of elderly in the population continues to increase, the prevalence of diseases resulting in cognitive decline may be also expected to increase. While the underlying cause of cognitive decline still remains to be fully elucidated, many studies support the important pathophysiological role of oxidative stress and inflammation, particularly in both Alzheimer’s disease and Parkinson’s disease. Further, epidemiological studies support a relationship between brain carotenoids (i.e., a class of related natural compounds including astaxanthin) and cognitive performance. Measurable amounts of carotenoids have also been found in the human brain and are reported to be significantly lower in the brain of Alzheimer’s disease patients. Most importantly, a recently conducted, randomized, double-blind, placebo-controlled human clinical trial supported the potential for astaxanthin to improve cognitive function in an elderly population afflicted with age-related forgetfulness. The trial was conducted with astaxanthin doses comparable to current consumer health product doses. The development of an astaxanthin based anti-inflammatory approach to aid in cognitive decline represents potential treatment for an expanding population with few options to help slow progression or delay onset of these diseases.

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

Astaxanthin for Triglyceride Reduction

Certain therapies for the reduction of triglycerides have issues of safety or convenience. Astaxanthin, however, has been shown to reduce elevated triglycerides in a multi-faceted, quantifiable, and safer manner. Fibric acid derivatives exhibit risks of adverse effects when used in combination with statins. Newer drugs such as purified derivatives of the omega-3 fatty acids must be taken at very high doses and some increase LDL-C concomitant with induced liver stress. In contrast, astaxanthin not only shows significant triglyceride and LDL-C lowering capability, at much lower, more manageable doses, but it also lowers key markers of inflammation such as TNF-α and raises HDL-C and adiponectin in humans.

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

Astaxanthin for Atherosclerosis

Atherosclerosis is a syndrome affecting arterial blood vessels resulting from chronic inflammation and the accumulation of macrophages and LDL without adequate removal of fats and cholesterol by HDL. In addition to chronic inflammation, chronic oxidative and nitrosative stress also play a significant role in the disease via oxidation and dysregulation of LDL and HDL particles. Astaxanthin has been shown to significantly decrease LDL-C and ApoB levels, increase HDL-C, and decrease TNF-α in humans. Likewise, astaxanthin has been shown to significantly decrease total cholesterol and LDL-C levels and increased HDL-C levels in several animal models of disease. Astaxanthin has been shown to decrease atheroma formation in a diet-driven atherogenesis animal model as well as decrease several measures of LDL oxidation. The effect of astaxanthin on HDL and LDL functionality is understandable because astaxanthin is naturally located within HDL and LDL particles for distribution systemically. An important source of oxidative stress affecting HDL and LDL particles in humans is myeloperoxidase (“MPO”) and astaxanthin has been shown to significantly decrease MPO activity in animals. Astaxanthin was also shown in a cell-based study to increase cholesterol efflux from macrophages, a function that would drastically aid in reduction of atherosclerotic disease. These observations underscore the potential importance of astaxanthin in treatment of atherosclerosis and related cardiovascular diseases.

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

Astaxanthin Anti-Inflammatory Comparison to Steroids and NSAIDs

Glucocorticoid steroids and NSAIDS act mechanistically to trans-repress and reduce many inflammatory pathways/mediators including but not restricted to tumor necrosis factor alpha (TNF-∊∊, interleukin one beta (IL-1∊∊, nuclear factor kappa B (NF-∊B), interleukin six (IL-6), prostaglandin E2 (PGE-2), monocyte chemoattractant protein one (MCP-1), extracellular signal-regulated kinase (ERK), c-jun N-terminal kinase (JNK), inducible nitric oxide synthase (iNOS) and cyclooxygenase 2 (COX-2). Astaxanthin has been shown in humans, animal models and cell systems to act upon and inhibit/reduce many of the same inflammatory mediators affected by glucocorticoid steroids and NSAIDs. Although Cardax’s particular astaxanthin product candidates have not been tested in human clinical studies, the following statements are based on relevant data derived from human/animal/cell system studies conducted using microalgal and synthetic astaxanthin sources. Importantly, administration of astaxanthin to humans reduced the inflammatory mediator TNF-∊ in an open label study and decreased C-Reactive Protein (CRP) in a double-blind, placebo-controlled study. More specifically, in animal models and cell culture systems, administration of astaxanthin reduced several markers of inflammation overlapping with glucocorticoid steroid targets. In particular, astaxanthin has been shown to significantly reduce TNF-∊, IL-1∊, NF-∊B, IL-6, PGE-2, MCP-1, ERK, JNK, iNOS, and COX-2. In one comparative animal study, astaxanthin and prednisolone showed quantitatively equivalent efficacy by significantly reducing TNF-∊and PGE-2 levels an equal amount when administered at equivalent doses.

Our Other Programs

We have two other anti-inflammatory programs with potential applications in large markets that are in development: zeaxanthin esters for macular degeneration and hepatic disease; and lycophyll esters for prostate disease. Both of these product platforms have potential to be developed first as consumer health products (e.g., in naturally occurring ester forms) and later as pharmaceuticals (e.g., at higher doses and/or in novel ester forms). We have used a limited amount of synthetic zeaxanthin in our preliminary research and development efforts. We plan additional research and development to select the optimal zeaxanthin esters for consumer health and/or pharmaceutical development through our own capabilities or through a strategic alliance or a manufacturing agreement. We have produced synthetic lycophyll and we plan to conduct additional research and development to first increase our production capabilities of lycophyll and then to select the optimal lycophyll esters for consumer health and/or pharmaceutical development through our own capabilities or through a strategic alliance or a manufacturing agreement. To date, we have not commercialized any of these technologies.

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

Our research and development expenditures totaled $1,160,771 and $944,330 for the years ended December 31, 2014 and 2013. These expenditures primarily reflect the compensation of our research and development personnel.

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

FDA Regulation

Pharmaceutical companies must comply with comprehensive regulation by the FDA and other regulatory agencies in the United States and comparable authorities in other countries. While the FDA does not require human clinical trials for consumer health products, we may conduct Phase I, Phase II, and/or Phase III clinical trials with our products.

We must obtain regulatory approvals by the FDA and, to the extent we have any international distribution of our products, foreign government agencies prior to human clinical testing and commercialization of any pharmaceutical product and for post-approval clinical studies for additional indications in approved drugs. We anticipate that any pharmaceutical product candidate will be subject to rigorous preclinical and clinical testing and pre-market approval procedures by the FDA and similar health authorities in foreign countries to the extent applicable. The extent to which our products are regulated by the FDA, and the designations applicable to our products, will depend upon the types of products we ultimately develop. We are currently evaluating other product developments or technologies to pursue and cannot predict, during this stage of our development, the scope of FDA or other agency regulation to which we or our products and technologies will be subject. Various federal statutes and regulations also govern or influence the preclinical and clinical testing, record-keeping, approval, labeling, manufacture, quality, shipping, distribution, storage, marketing and promotion, export and reimbursement of products and product candidates.

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

FDA GRAS Determination

“GRAS” is an acronym for the phrase “generally recognized as safe,” which the FDA utilizes to describe those substances that, in the generally recognized opinion of the scientific community, will not be harmful to consumers, provided the substance is used as intended. According to applicable FDA regulations, any substance that is intentionally added to food is a food additive, which is subject to premarket review and approval by FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), and FDA’s implementing regulations in 21 CFR 170.3 and 21 CFR 170.30, the use of a food substance may be GRAS either through scientific procedures or, for a substance used in food before 1958, through experience based on common use in food. General recognition of safety through scientific procedures requires the same quantity and quality of scientific evidence as is required to obtain approval of the substance as a food additive and ordinarily is based upon published studies, which may be corroborated by unpublished studies and other data and information. General recognition of safety through experience based on common use in foods requires a substantial history of consumption for food use by a significant number of consumers.

Manufacturers of GRAS substances may provide the FDA with a notification of GRAS determination, which includes a description of the substance, the applicable conditions of use, and an explanation of how the substance was determined to be safe. Upon review of such a notification, the FDA may respond with a “no questions” position, whereby the manufacturer’s determination that a product is GRAS for its intended purposes is affirmed. Alternatively, manufacturers may elect to “self-affirm” a given substance as GRAS without FDA notification but should retain all applicable safety data used for GRAS determination in the case of FDA inquiry.

Synthetic copies of naturally-occurring dietary ingredients or related components do not qualify as dietary ingredients under the FD&C Act, but substances that have been affirmed by the FDA as GRAS, self-affirmed as GRAS, or approved as direct food additives in the U.S. may be marketed as dietary ingredients, subject to FDA regulations for dietary ingredients. We expect that nature-identical synthetic astaxanthin would be required to be designated as GRAS before being marketed as a dietary ingredient and that there would not be any material impediment to obtaining such designation by any manufacturer or distributor of synthetic astaxanthin products, primarily because naturally occurring astaxanthin has already been designated as GRAS.

FDA NDI Notification

The Dietary Supplement Health and Education Act of 1994 (the “DSHEA”) (Pub. L. 103-417) was signed into law on October 25, 1994 and amended the FD&C Act by adding: (i) section 201(ff) (21 U.S.C. 321(ff)), which defines the term “dietary supplement”, and (ii) section 413 (21 U.S.C. 350b), which defines the term “new dietary ingredient” (“NDI”) and requires the manufacturer or distributor of an NDI, or of the dietary supplement that contains the NDI, to submit a premarket notification to FDA at least 75 days before introducing/delivering the supplement into interstate commerce, unless the NDI and any other dietary ingredients in the dietary supplement have been present in the food supply without chemical alteration (21 U.S.C. 350b(a)(1)). The NDI notification must contain applicable information, including history of use and citations to published articles, from which the manufacturer or distributor of the NDI or dietary supplement has concluded that the dietary supplement containing the NDI will be reasonably expected to be safe under the conditions of its intended use. NDI notifications are not required for the marketing of approved food additives or GRAS substances as NDIs unless the dietary ingredient has been chemically altered or the intake level of the dietary ingredient under its intended conditions of use is higher than the intake level approved in the food additive regulation or designated as GRAS. We expect that an NDI notification would be submitted to the FDA prior to marketing nature-identical synthetic astaxanthin as a dietary ingredient in dietary supplements at levels above the GRAS intake or with chemical alteration such as esterification.

Hawaii Tax Credit

For tax years 2006 to 2010, our predecessor received an aggregate amount of $1,262,117 in refundable tax credits from the State of Hawaii – Department of Taxation in connection with qualified research expenditures in the State of Hawaii. The Hawaii Tax Credit for Research Activities (“HTCRA”) was intended to encourage taxpayers to design, develop, and/or improve products, processes, techniques, formulas or software and intended to reward programs that pursue innovation in the State of Hawaii. The HTCRA was discontinued by the State of Hawaii for tax years 2011 and 2012, but has been made available again in tax years 2013 and 2014 with certain modifications to the qualification and credit calculations.

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

In addition to competing with non-astaxanthin anti-inflammatory drugs, we intend to compete with microalgal astaxanthin consumer health products on the basis of our global-scale manufacturing capability and product purity. Leading manufacturers of microalgal astaxanthin include Cyanotech, which produces the BioAstin brand; Fuji Health Science (parent company: Fuji Chemical), which produces the AstaREAL brand; and Algatechnologies, which produces the AstaPure brand. Many other companies, including Valensa International (parent company: EID Parry), acquire astaxanthin from these or other smaller manufacturers. We believe that large-scale, multi-fold expansion of naturally produced microalgal astaxanthin would require large amounts of land, and fresh water for open pond systems or large amounts of infrastructure and energy for closed systems, and, consequently, a significant if not overwhelming amount of investment capital. Furthermore, microalgal astaxanthin products, which are lipophilic extracts of a commercially cultivated microalgae, typically have relatively low astaxanthin content, with the majority of the product comprised of other lipophilic, non-astaxanthin microalgal compounds. In contrast, we expect our synthetically manufactured astaxanthin products to have very high astaxanthin content, with consistent pharmaceutical-grade purity. Higher relative astaxanthin content should reduce the total pill volume required to deliver an intended astaxanthin dose and may translate into smaller and/or fewer pills per dose or serving.

We also intend to compete against other synthetic astaxanthin consumer health products on the basis of nature-identical product differentiation, although competitors in this space are limited by the substantial cost and technical expertise required to develop large-scale, industrial production of astaxanthin. DSM, a Dutch company that has operated in the synthetic astaxanthin animal feed market for several decades, has announced plans to launch a synthetic astaxanthin consumer health product or dietary ingredient in 2014, AstaSana, utilizing its animal feed product, a racemic mixture of astaxanthin isomers, without additional regulatory notification or approval. To our knowledge, the racemic mixture of astaxanthin isomers is primarily present in the human diet through consumption of industrially raised animals. In contrast, our astaxanthin products will contain the single isomer of astaxanthin that is naturally occurring in microalgae—the same isomeric form of astaxanthin found in GRAS-designated microalgal astaxanthin consumer health products. Valensa has also announced plans to market a single isomer synthetic astaxanthin consumer health product, ZanthinNEX, in late 2014.

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

Pursuant to the terms of our BASF Agreement, BASF has agreed to manufacture and supply us with preclinical, clinical, and commercial scale amounts of nature-identical synthetic astaxanthin, ASTX-1, on a mutually exclusive basis for pharmaceutical applications. We are therefore dependent upon BASF to provide a supply of ASTX-1 for the research, development, and commercialization of our product candidates. In the event BASF becomes unable to supply ASTX-1 as provided in the BASF Agreement, we would receive a reasonable royalty-bearing, irrevocable, worldwide non-exclusive license to certain intellectual property rights related to the manufacture of ASTX-1; however, we would have to identify and qualify an acceptable alternate manufacturer.

Customers

We currently do not have any customers for our consumer health and pharmaceutical products.

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

We own 20 issued patents, including 13 in the United States and 7 others in China, India, Japan, and Hong Kong, related to the technology described above. These patents will expire during the years of 2023 to 2028, subject to any patent term extensions of the individual patent. We have 1 patent application pending in the United States and 5 foreign patent applications pending in Europe, Canada, and Brazil, also related to the technology described above. Of these patents and patent applications, 19 patents and 5 patent applications have coverage related to astaxanthin analogs and derivatives; however, our proprietary technologies and business opportunities are not dependent on any single patent or sub-set of patents—the portfolio, which includes coverage related to compositions of matter, pharmaceutical compositions, and pharmaceutical uses, as described above, provides the comprehensive coverage that we deem material to our business.

We also have rights to U.S. Patent No. 5,871,766 issued to Brigham and Women’s Hospital Inc. (“BWH”) under the Exclusive License Agreement dated as of May 1, 2003 (“BWH-License”), by and between BWH and our predecessor, which was subsequently assigned to us. The licensed patent includes technology related to the pharmaceutical use of astaxanthin, and other specified carotenoids, for the amelioration of a major vascular event, such as, myocardial infarction, stroke, coronary revascularization, and cardiovascular death. The BWH-License will remain in effect, unless otherwise terminated, until the licensed patent expires in February 2016. Under the BWH-License, we must pay BWH a royalty based on a percentage of net sales of product(s) we sell utilizing the licensed technology and/or of sublicense income, with other specified license maintenance fees and/or minimum royalties. Presently, we are not focusing on utilizing these licensed patent rights and we expect that there will not be any material revenues or benefits under this license before the patent expires.

Our strategic alliances also provide robust intellectual property benefits. BASF owns all manufacturing technology related to astaxanthin developed under the BASF Agreement; however, BASF must exclusively supply astaxanthin to Cardax for pharmaceutical applications, and in the event BASF becomes unable to supply astaxanthin, we would receive a reasonable royalty-bearing, irrevocable, worldwide non-exclusive license to certain intellectual property rights related to the manufacture of astaxanthin. We also expect new intellectual property to be developed under the Capsugel Agreement related to astaxanthin formulations, which will be jointly owned by Cardax and Capsugel.

In February 2012, we licensed our rights to certain monoclonal antibodies against placlitaxel and tangible property relating to assay kits to detect various anti-cancer compounds, including manufacturing and technical know-how, to Biomiga Diagnostics Co. This technology was acquired by us from HBI in 2006 and is unrelated to our primary anti-inflammatory programs. We expect that there will not be any material revenues or benefits under this license.

Employees

As of March 12, 2015, we have nine full time employees dedicated to our consumer health and pharmaceutical business. None of our employees are subject to a collective bargaining agreement. We believe the relations with our employees are satisfactory.

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

We have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2014, we have accumulated a total deficit of $49,892,282.

Additionally, we have received a “going concern” opinion from our independent registered public accounting firm. As reflected in the consolidated financial statements that are filed with this Annual Report on Form 10-K, we are a development stage company with no material amount of earned revenue since our inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stock holders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

We are dependent upon the success of our lead astaxanthin technologies, which may not be successfully commercialized.

We have no commercial products and currently generate no revenue from commercial sales or collaborations and may never be able to develop marketable products. While the FDA does not require clinical trials for consumer health products such as dietary ingredients/supplements and food additives, we plan to conduct clinical trials to demonstrate the safety and efficacy of our product(s) in humans. A failure of any clinical trial can occur at any stage of testing. The results of initial clinical testing of this product may not necessarily indicate the results that will be obtained from later or more extensive testing. Additionally, any observations made with respect to blinded clinical data are inherently uncertain as we cannot know which set of data come from patients treated with an active drug versus the placebo vehicle. Investors are cautioned not to rely on observations coming from blinded data and not to rely on initial clinical trial results as necessarily indicative of results that will be obtained in subsequent clinical trials.

Additionally, our products will be subject to a variety of FDA and other food and drug regulatory regimes. The extent of regulations applicable to our products, and the designations our products may receive from regulatory agencies such as the FDA, are dependent upon the nature and development of our future products and how such products are ultimately commercialized and marketed.

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

We may be responsible for managing communications with regulatory agencies, including filing investigational new drug applications, filing new drug applications, submission of promotional materials and generally directing the regulatory processes in all territories. We have limited experience directing such activities and may not be successful with our planned development strategies, on the planned timelines, or at all. Even if any of our product candidates are designated for “fast track” or “priority review” status or if we seek approval under accelerated approval (Subpart H) regulations, such designation or approval pathway does not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Accelerated development and approval procedures will only be available if the indications for which we are developing products remain unmet medical needs and if our clinical trial results support use of surrogate endpoints, respectively. Even if these accelerated development or approval mechanisms are available to us, depending on the results of clinical trials, we may elect to follow the more traditional approval processes for strategic and marketing reasons, since drugs approved under accelerated approval procedures are more likely to be subjected to post-approval requirements for clinical studies to provide confirmatory evidence that the drugs are safe and effective. If we fail to conduct any such required post-approval studies or if the studies fail to verify that any of our product candidates are safe and effective, our FDA approval could be revoked. It can be difficult, time-consuming and expensive to enroll patients in such clinical trials because physicians and patients are less likely to participate in a clinical trial to receive a drug that is already commercially available. Drugs approved under accelerated approval procedures also require regulatory pre-approval of promotional materials that may delay or otherwise hinder commercialization efforts.

We intend to operate in highly competitive industries, and our failure to compete effectively could adversely affect our market share, financial condition and growth prospects. If competitors are better able to develop and market products that are more effective, or gain greater acceptance in the marketplace than our products, our commercial opportunities may be reduced or eliminated.

The consumer health and pharmaceutical industries are constantly evolving, and scientific advances are expected to continue at a rapid pace. This results in intense competition among companies operating in the industry. Other, larger companies may have, or may be developing, products that compete with our products and may significantly limit the market acceptance of our products or render them obsolete. Our technical and/or business competitors would include major pharmaceutical companies, biotechnology companies, consumer health companies, universities and nonprofit research institutions and foundations. Most of these competitors have significantly greater research and development capabilities than we have, as well as substantial marketing, financial and managerial resources. Our lead product is expected to primarily compete against consumer health and pharmaceutical products that provide anti-inflammatory benefits. In addition, there are several other companies, both public and private, that service the same markets as we do, all of which compete to some degree with us.

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

The pharmaceutical and consumer health industries are subject to extensive and complex healthcare regulation. Any determination that we have violated federal or state laws applicable to us that regulate healthcare would have a material adverse effect on our business, prospects and financial condition.

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

The manufacture and marketing of pharmaceutical and consumer health products are subject to extensive regulation by the FDA and foreign and state regulatory authorities. In the United States, pharmaceutical and consumer health companies such as ours must comply with laws and regulations promulgated by the FDA. These laws and regulations require various authorizations prior to a product being marketed in the United States. Manufacturing facilities and practices are also subject to FDA regulations. The FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of pharmaceutical and consumer health products in the United States. Our failure to comply with regulatory requirements, including any future changes to such requirements, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The extent of FDA regulations applicable to us, and whether our products are ultimately designated as drugs (including active pharmaceutical ingredients) or dietary supplements (including dietary ingredients), will depend upon how our products are ultimately commercialized. Because we are currently evaluating the extent of our pharmaceutical program, we are unable to determine the extent of FDA regulations applicable to our product candidates. Furthermore, our products may be commercialized by us or by other parties through licensing arrangements, joint ventures, or other alliances, and our burden of complying with any regulations applicable to our product candidates will depend upon the nature and extent of any relationships with such partners. While consumer health products are not as extensively regulated as pharmaceutical products, the extent of any other regulatory regimes to which we may be subject will depend upon the specific products we ultimately produce.

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

Our business is to develop and commercialize, among other things, pharmaceutical and consumer health products that provide anti-inflammatory benefits. As a result, we will face an inherent risk of product liability claims. The pharmaceutical industry has been historically litigious. Since our products are to be used in the human body, manufacturing errors, design defects or packaging defects could result in injury or death to the patient. This could result in a recall of one or more of our products and substantial monetary damages. Any product liability claim brought against us, with or without merit, could result in a diversion of our resources, an increase in our product liability insurance premiums and/or an inability to secure coverage in the future. We may also have to pay any amount awarded by a court in excess of our policy limits. In addition, any recall of our products, whether initiated by us or by a regulatory agency, may result in adverse publicity for us that could have a material adverse effect on our business, prospects, financial condition and results of operations. Our product liability insurance policies will have various exclusions; therefore, we may be subject to a product liability claim or recall for which we have no insurance coverage. In such a case, we may have to pay the entire amount of the award or costs of the recall. Finally, product liability insurance may be expensive and may not be available in the future on acceptable terms, or at all.

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

A single stockholder controls us.

Cardax Pharmaceuticals, Inc., a Delaware corporation (“Holdings”) owns approximately 50.8% of our issued and outstanding shares of common stock or approximately 26.0% of our issued and outstanding shares of common stock determined on a fully diluted basis. The Board of Directors of Holdings is comprised of David G. Watumull, Nicholas Mitsakos, and Frank C. Herringer, each of whom is also a director of Cardax. Holdings has the voting ability to influence the membership of our Board of Directors and the outcome of other decisions requiring stockholder approval, including blocking any action that our other directors determine are in our best interests. This level of ownership may delay, deter or prevent the change of control of us, even if such change of control would be beneficial to the other holders of our securities. In addition, pursuant to the terms of that certain Agreement and Plan of Merger dated as of November 27, 2013 by and among Holdings, Pharma, Cardax Acquisition, Inc., a Delaware corporation and our wholly owned transitory subsidiary (“Cardax Sub”), and us, as amended (the “Merger Agreement”), we agreed not to sell, lease or exchange all or substantially all of the Pharma stock or Pharma property and assets, including Pharma’s goodwill and its corporate franchises for a period that is the earlier of two years or until Holdings owns less than 10% of our common stock, determined on a fully diluted basis. Our agreement with Holdings does not prohibit or restrict (i) the sale of stock in Pharma, (ii) any pledge or other grant of a security interest in, or other financing of Pharma or its assets, including any foreclosure of such security interest or (iii) any right of us to issue any amount or class of stock or effect a sale or change in control of us.

We have entered into the Holdings Merger Agreement. Under the terms of the Holdings Merger Agreement, Holdings will merge with and into us and Holdings will cease to exist. The shares of our common stock held by Holdings will be cancelled and an equal number of shares of our common stock will be issued upon conversion (without charge) of the Series A-1 Preferred Stock that we will issue as the merger consideration. The merger of Holdings into us is subject to certain approvals and consents, including the approval of the stockholders of Holdings, that are not within our control and there cannot be any assurance that this merger will be consummated. Upon the consummation of the Holdings Merger, we expect that there will not be any single stockholder that controls us.

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

Our common stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on the OTCQB maintained by OTC Markets, Inc. under the symbol “CDXI”. There is only limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market, which could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. The volatility of the market for our common stock could have a material adverse effect on our business, results of operations and financial condition. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

We may voluntarily file for deregistration of our common stock with the Commission.

Compliance with the periodic reporting requirements required by the Securities and Exchange Commission (the “Commission” or “SEC”) consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us. Our senior management team has relatively limited experience managing a company subject to the reporting requirements of the Exchange Act, and the regulations promulgated thereunder. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business. In addition, if we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be in non-compliance with applicable SEC rules or the securities laws, and be delisted from the OTCQB or other market we may be listed on, which would result in a decrease in or absence of liquidity in our common stock, and potentially subject us and our officers and directors to civil, criminal and/or administrative proceedings and cause us to voluntarily file for deregistration of our common stock with the Commission.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain a facility of approximately 738 square feet at 2800 Woodlawn Drive, Honolulu, Hawaii, which is leased on a month-to-month basis. We also maintained a laboratory located in a leased facility of approximately 1,094 square feet at 99-193 Aiea Heights Drive, Aiea, Hawaii, which we vacated in February, 2015. We believe that our facility is adequate for our current purposes.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EQUITY Securities.

Market Information

Our shares of common stock are quoted on the OTCQB under the symbol CDXI. Prior to February 21, 2014, shares of our common stock were quoted on the OTCQB under the symbol KOFF, commencing on August 30, 2012. There were no trades recorded for the quarters ended September 30, 2013 or December 31, 2013. The high and low bid quotations for our shares of common stock for each full quarterly period within the two most recent fiscal years are:

Year Ended December 31, 2013	High	Low

March 31, 2013	$0.15	$0.15
June 30, 2013	$0.70	$0.15
September 30, 2013	$0.70	$0.70
December 31, 2013	$0.70	$0.70

Year Ended December 31, 2014	High	Low

March 31, 2014	$8.00	$0.50
June 30, 2014	$1.45	$0.86
September 30, 2014	$1.00	$0.41
December 31, 2014	$0.64	$0.29

Year Ended December 31, 2015	High	Low

March 31, 2015 (through March 12, 2015)	$0.44	$0.15

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Holders

As of March 12, 2015 there were approximately 159 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted, and our stockholders approved, the Cardax, Inc. 2014 Equity Compensation Plan (the “2014 Plan”), effective as of February 7, 2014. Under such plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 30,420,148 shares of our common stock are reserved for issuance under the 2014 Plan, options for the purchase of 27,756,821 shares of our common stock have been granted, an option for the purchase of 4,506 shares of our common stock has been exercised, and options for the purchase of 27,752,315 shares of our common stock are outstanding as of March 12, 2015. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

Equity Compensation Plan Information

The following table summarizes information as of March 12, 2015 about our outstanding stock options and shares of common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	27,752,315	$0.51	2,663,327
Equity compensation plans not approved by security holders	-	-	-
Total	27,752,315	$0.51	2,663,327

Recent Sales of Unregistered Securities

We entered into separate subscription agreements, registration rights agreements and warrant purchase agreements (each, a “ Purchase Agreement”), by and between us and investors (each a “Purchaser” and collectively, the “Purchasers”) pursuant to which we issued and sold to the Purchasers shares of our common stock and Class E Warrants and D Warrants (each, a “Warrant” and, collectively, the “Warrants”) to purchase shares of our common stock.

Under the Purchase Agreements, each of the Purchasers purchased units (the “Unit”) that consisted of: (A) shares of our common stock a price per share of $0.30, (B) two (2) Class D warrants, each to purchase one (1) share of our common stock at a price per share of $0.10, and (C) one (1) Class E warrant to purchase three-quarters (3/4) of one (1) share of our common stock at a price per share of 0.1667. The Class D warrants and the Class E warrants will expire March 31, 2020. In the calendar year to date (through March 12, 2015), we have sold an aggregate of 1,133,331 Units for an aggregate purchase price of $340,000. No placement agent or broker dealer was used or participated in any offering or sale of the Units.

The offering of the Units was made in a transaction that is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and the provisions of Regulation D or Regulation S that is promulgated under the Securities Act. We may continue to offer securities and may use a placement agent or broker dealer in any such offering.

This Annual Report on Form 10-K does not constitute an offer to sell, or a solicitation to purchase, any our securities.

Under the terms of the Registration Rights Agreement, we have agreed to register the common stock that is issued in the Unit and the shares underlying the Warrants shortly after March 31, 2016 or, if earlier, in connection with any registration rights that may be granted by us in an offering of securities of $250,000 or more on or prior to March 31, 2016 (a “Qualified Financing”). The Subscription Agreement also includes “most favored nation” rights to the purchasers of the Units in the event we issue stock on terms more favorable to the purchaser in a Qualified Financing.

The foregoing summary of the Subscription Agreement, Registration Rights Agreement, and Warrants does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, which were filed with our Current Report on Form 8-K filed on March 9, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2014, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6. Selected Financial Data.

We are a “smaller reporting company,” and, accordingly, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2014 and 2013, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Corporate Overview and History

We acquired Pharma and its life science business through the merger of Cardax Sub, our wholly-owned transitory subsidiary, with and into Pharma on February 7, 2014 (the “Merger”), and a stock purchase agreement. As a result of these transactions, Pharma became our wholly-owned subsidiary. The only consideration that we paid under the stock purchase agreement and the Merger was shares of our common stock. On May 31, 2013, Pharma acquired all of the assets and assumed all of the liabilities of Holdings. Accordingly, we have two predecessors: Pharma and Pharma’s predecessor, Holdings. Prior to the February 7, 2014 effective date of the Merger, we operated under the name “Koffee Korner Inc.” and our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. We currently devote substantially all of our efforts to developing consumer health and pharmaceutical products that we believe will provide many of the anti-inflammatory benefits of steroids or NSAIDs by targeting many of the same inflammatory pathways and mediators, but with exceptional safety profiles. The safety and efficacy of the Company’s product candidates have not been directly evaluated in clinical trials or confirmed by the FDA.

We are devoting substantially all of our present efforts to establishing our business. Our planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom. We own intellectual property that we are marketing in varying stages worldwide. Our initial revenue generating opportunities are from our strategic alliances, including an exclusive license of our rights related to the development and commercialization of human consumer health products containing or utilizing a nature-identical form of astaxanthin and a collaboration related to proprietary formulations of astaxanthin. We also plan to pursue pharmaceutical applications of astaxanthin and related compounds.

At present we are not able to estimate if or when we will be able to generate sustained revenues. Our auditors have included in their report on our consolidated financial statements a “going concern” explanatory paragraph; that is to say, our consolidated financial statements have been prepared assuming that we will continue as a going concern. Given our recurring losses from operations, there is substantial doubt of our ability to continue as a going concern.

Results of Operations

Results of Operations for the Years Ended December 31, 2014 and 2013:

The following table reflects our operating results for the years ended December 31, 2014 and 2013:

Operating Summary	Year ended December 31, 2014	Year ended December 31, 2013	Change
Revenues	$-	$-	$-
Operating Expenses	(16,881,963)	(3,611,230)	(13,270,733)
Net Operating Loss	(16,881,963)	(3,611,230)	(13,270,733)
Other Income (Expenses)	(112,662)	(749,935)	637,273
Net Loss	$(16,994,625)	$(4,361,165)	$(12,633,460)

Operating Summary

We are a development stage company with limited operations and had no revenues for the years ended December 31, 2014 and 2013.

Operating expenses were $16,881,963 and $3,611,230 for the years ended December 31, 2014 and 2013, respectively. Included in operating expenses were $11,667,361 and $9,877 in stock based compensation for the years ended December 31, 2014 and 2013, respectively. Other operating expenses primarily consisted of services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider.

Other expenses, net, were $112,662 and $749,935 for the years ended December 31, 2014 and 2013, respectively. Other expenses primarily consisted of interest expense on notes payable of $112,450 and $681,335, for the years ended December 31, 2014 and 2013, respectively. Also included in interest expense were $4,592 and $1,738 in interest charges related to the amortization of notes payable discounts and financed insurance policies, respectively, for the year ended December 31, 2014. The amortization of notes payable discounts for the year ended December 31, 2013 was $60,581.

Assets and Liabilities

Assets were $1,547,091 and $1,768,482 as of December 31, 2014 and 2013, respectively. At December 31, 2014, cash totaled $35,696. Negative working capital of $3,654,540 as of December 31, 2014, was primarily due to accrued payroll and paid time off of $3,555,961, accrued Board of Director fees and related consultation of $418,546, and accounts payable of $641,991. The accrual of payroll and Board of Director fees and related consultation, which occurred from January 2008 to December 2013, was due to significant capital constraints, and was selected in favor of layoffs or furloughs in order to maximize employee and director retention. In 2013 and 2014, the Company initiated repayment on these accrued amounts, utilizing approximately 5% to 10% of proceeds from various financings and plans to continue a structured repayment of the outstanding amounts over time as financing permits.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the years ended December 31, 2014 and 2013, we used cash in operating activities of $5,695,231 and $4,127,871, respectively, and incurred a net loss of $16,994,625 and $4,361,165, respectively.

As of December 31, 2014, we had a U.S. federal income tax net operating loss carryforward of $29,471,881. If Holdings is acquired by or merged with and into us, then the net operating losses may be available to offset our future taxable income to the extent permitted under the Internal Revenue Code.

We require additional financing in order to continue to fund our operations, and pay existing and future liabilities and other obligations. To conserve cash recourses, we have agreed with our employees and executives to defer cash payment of compensation, which will be paid when we have sufficient cash resources, as described in the Current Report on Form 8-K dated January 22, 2015. In addition, we have deferred payment of other trade payables.

It is estimated that our limited available cash resources as of the date of this Annual Report on Form 10-K, would be sufficient to continue operations on a limited budget only through April 30, 2015. We intend to raise additional capital that would fund our operations through at least December 31, 2015. We are currently negotiating the terms of additional financing with investors and are considering a private placement of our common stock and warrants to purchase common stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

We cannot give any assurance that we will in the future be able to achieve a level of profitability from the sale of future products or otherwise to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We have funded our research and development primarily by issuing convertible debt and equity securities in several separate private placements of securities.

During Holdings’ year ended December 31, 2013, it received total proceeds from the sale of promissory notes of $559,611, which was comprised of aggregate gross proceeds of $709,611 less $150,000 aggregate repayment of such proceeds in the same period. On May 31, 2013, the outstanding principal amount of these notes, together with the outstanding principal amount of notes sold in prior years, plus all accrued interest thereon owed to each investor were exchanged for senior secured convertible promissory notes issued by Pharma in the aggregate principal amount of $3,648,244.

During Pharma’s year ended December 31, 2013, it received total proceeds from the sale of senior secured convertible promissory notes of $4,840,792.

On January 3, 2014, Pharma received total proceeds from the sale of convertible unsecured promissory notes of $2,076,000.

Upon the consummation of the Merger, the outstanding principal amount of the senior secured convertible promissory notes issued by Pharma, consisting of (a) the aggregate principal amount of approximately $3,648,244 for notes exchanged with Holdings on May 31, 2013, and (b) the aggregate principal amount of $4,840,792 for notes issued by Pharma during the year ended December 31, 2013, together in the aggregate principal amount of $8,489,036, plus all accrued interest thereon, was automatically converted into an aggregate number of 14,446,777 shares of our common stock and warrants, issued by Cardax, to purchase an aggregate of 14,446,777 shares of our common stock at an exercise price equal to $0.625 that expire on February 7, 2019.

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

In addition, upon the consummation of the Merger we issued and sold an aggregate of 6,276,960 shares of our common stock and warrants, that expire on February 7, 2019, to purchase an aggregate of 6,276,960 shares of our common stock at a price per share equal to $0.625, for aggregate gross cash proceeds of $3,923,100.

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

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

Cash Flow Summary	Year ended Dec. 31, 2014	Year ended Dec. 31, 2013
Net Cash Used in Operating Activities	$(5,695,231)	$(4,127,871)
Net Cash Provided by (Used in) Investing Activities	59,127	(59,845)
Net Cash Provided by Financing Activities	5,449,390	4,402,327
Net Cash Increase (Decrease) for Period	(186,714)	214,611
Cash at Beginning of Year	222,410	7,799
Cash at End of Year	$35,696	$222,410

Cash Flows from Operating Activities

During the years ended December 31, 2014 and 2013, our operating activities primarily consisted of payments to employees, directors, and consultants, for services related to research and development and administration.

Cash Flows from Investing Activities

During the years ended December 31, 2014 and 2013, our investing activities were primarily related to cash received on deposit of sale of equipment and fixed asset additions, respectively, and capitalization of patent costs.

Cash Flows from Financing Activities

During the years ended December 31, 2014 and 2013, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt and common stock. The increase in our financing activities was primarily attributable to our requirement to obtain significant amounts of capital to support our operations prior to the commencement of a revenue stream or other liquidity events. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required by this Item, together with the report of our independent registered public accounting firm, KBL, LLP, begin on page F-1, immediately following the signatures to this annual report. Please refer to Item 15 of this report for an index of the consolidated financial statements included in this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Controls over Financial Reporting

Except as described below, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In-Process Remediation Actions to Address the Internal Controls Weaknesses

During the year ended December 31, 2014, we addressed the following material weaknesses in the Company’s internal control over financial reporting, which were outstanding as of December 31, 2013:

1. Lack of a functioning audit committee. On June 16, 2014, the Company appointed three independent directors, and on July 14, 2014, our board of directors appointed three independent directors to our audit committee, which we believe has resulted in a fully functioning audit committee with oversight of required internal controls and procedures.

2. Segregation of duties. During 2014, the Company designated an employee who is not involved in the initiation of transactions or the custody of assets, to reconcile the bank statements and review transaction supporting documentation, which we believe has resulted in adequate segregation of duties consistent with control objectives.

3. Control activities relating to period end reporting. During 2014, the Company standardized and documented its accounting procedures, including the itemized review and sign-off by senior accounting personnel and the Chief Financial Officer, which we believe has resulted in effective control over period end financial disclosure and reporting processes.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
Nicholas Mitsakos	55	Executive Chairman of the Board of Directors
David G. Watumull	65	President, Chief Executive Officer, and Director
Frank C. Herringer	72	Director
George W. Bickerstaff, III	59	Director
Tamar D. Howson	66	Director
Terence A. Kelly, Ph.D.	53	Director
John B. Russell	42	Chief Financial Officer and Treasurer
Richard M. Morris	54	Secretary
David M. Watumull	33	Vice President, Operations, Assistant Treasurer and Assistant Secretary

Biographies of Directors and Executive Officers

Nicholas Mitsakos has served as our Executive Chairman of the Board since February 7, 2014. Mr. Mitsakos has served as the Executive Chairman of the Board of Pharma since its inception in May 2013, as Executive Chairman of the Board Holdings since May 2009, as Chairman of the Board of Holdings from May 2006 to May 2009, and as a Director of Holdings from its inception in March 2006 to May 2006. Mr. Mitsakos has served as the Chairman and Chief Executive Officer of Arcadia Holdings, Inc. since 1989, focusing on private equity and venture capital investments globally. He has also been a senior advisor to Sardis Capital, a London-based merchant bank since 2003, to Franklin Templeton China in Shanghai since 2001, and previously to Templeton International. Mr. Mitsakos has also served as a director of Meru Networks, Inc. since 2002, Chairman of IMEx Minerals, LLC since 2005, and Co-Chairman of Ubiquity Broadcasting Corporation since 2011. Mr. Mitsakos worked at Goldman Sachs in 1985 and Drexel Burnham Lambert from 1986 to 1989. He holds B.S. degrees in Computer Science and Microbiology from the University of Southern California, where he graduated first in his class, and an MBA from Harvard University. He taught at UCLA’s Anderson School of Business from 1992 to 1998, and is also on the board of UCLA’s Center for Cerebral Palsy within the UCLA Medical School. Mr. Mitsakos is also on the board of the Rehabilitation Hospital of the Pacific and a lecturer at the Harvard Innovation Center at Harvard University. Mr. Mitsakos provides valuable insight and leadership to our Board through his deep financial expertise and his longstanding history with the development of our business.

David G. Watumull has served as our Chief Executive Officer, President, and Director since February 7, 2014. Mr. Watumull has served as the Chief Executive Officer, President, and Director of Pharma since its inception in May 2013 and as the Chief Executive Officer, President, and Director of Holdings since its inception in March 2006. Mr. Watumull is a co-founder of Holdings and has over 20 years of experience as a biotechnology industry executive. From 2001 to 2006, Mr. Watumull served as President, Chief Executive Officer, and Director of Hawaii Biotech, Inc. Mr. Watumull was Executive Vice President of Aquasearch, Inc., a public astaxanthin consumer health company, from 1998 to 2000. From 1997 to 1998 he headed his own biotech research firm, Watumull & Co. From 1994 to 1997 he was a biotech research analyst, money manager, and investment banker at First Honolulu Securities. From 1992 to 1994 he led his own money management firm, Biovest, Inc. Prior to that, from 1982 to 1992, Mr. Watumull worked at Paine Webber in various capacities, including as a biotech money manager and investment executive. Mr. Watumull’s extensive background in the biotechnology industry, his operational acumen, and his position of leadership since the founding of our business uniquely qualifies him to serve as a member of our Board.

Frank C. Herringer has served as a Director since February 7, 2014. Mr. Herringer has served as a Director of Pharma since its inception in May 2013 and as a Director of Holdings since its inception in March 2006. Mr. Herringer has served as Chairman of the Board of Transamerica Corporation, a financial services company, since 1996. He served as Chief Executive Officer of Transamerica from 1991 to 1999 and President from 1986 to 1999, when Transamerica was acquired by Aegon N.V. From the date of the acquisition until 2000, Mr. Herringer served on the Executive Board of Aegon N.V. and as Chairman of the Board of Aegon USA, Inc. Mr. Herringer is also a Director of Aegon U.S. Corporation, the holding company of Aegon N.V.’s operations in the United States, Amgen Inc., a biotechnology company, Safeway, Inc., a food and drug retailer, and The Charles Schwab Corporation, a financial services company. Mr. Herringer holds an A.B. from Dartmouth College and an MBA from the Amos Tuck School of Business Administration at Dartmouth College, where he graduated first in his class. As an accomplished financial professional, Mr. Herringer brings significant public company knowledge and expertise to our Board.

George W. Bickerstaff, III has served as a Director since June 16, 2014. Mr. Bickerstaff is currently a Managing Director of M.M. Dillon & Co., LLC, which he joined in 2005. Prior to joining M.M. Dillon & Co., LLC, Mr. Bickerstaff held various positions with Novartis International AG, a global pharmaceuticals and consumer health company, including Chief Financial Officer of Novartis Pharma AG from October 2000 to May 2005. From December 1999 to September 2000, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Workscape, Inc. a provider of employee-related information services. From July 1998 to December 1999, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Uniscribe Professional Services, Inc., a nationwide provider of paper and technology-based document management solutions. From January 1998 to June 1998, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Intellisource Group, Inc., a provider of information technology solutions to the federal, state and local government and utility markets. From July 1997 to December 1997, Mr. Bickerstaff served as Vice President of Finance of Cognizant Corporation, a global business information services company. From January 1990 to June 1997, Mr. Bickerstaff served in various senior finance roles, including Chief Financial Officer of IMS Healthcare, a global business information services company in the healthcare and pharmaceutical industries. Prior to that, Mr. Bickerstaff held various finance, audit and engineering positions with the Dun & Bradstreet Corporation and General Electric Company. Mr. Bickerstaff has been a member of the board of directors of CareDx, Inc., a company that develops, markets, and delivers diagnostic surveillance solutions for organ transplant recipients, since April 2014. Mr. Bickerstaff was a member of the board of directors of Vion Pharmaceuticals, Inc., from June 2005 to March 2010. Mr. Bickerstaff’s nonprofit activities include serving on the board of directors of the International Vaccine Institute, the International Centre for Missing and Exploited Children, The Center for Disease Dynamics, Economics & Policy and The Global Alliance for Vaccines and Immunization. Mr. Bickerstaff holds a B.S. in Engineering and a B.A. in Business Administration from Rutgers University (1978). Mr. Bickerstaff’s experience through various roles in establishing the strategic, operational, and financial direction of numerous private and public companies, including those in the pharmaceutical industry, will be instrumental in enabling our Board to implement our strategic plan.

Tamar D. Howson has served as a Director since June 16, 2014. She has served as an independent corporate business development and strategy consultant to life science companies since 2011. From 2009 to 2011, she provided business development support to life sciences companies as a member of the transaction team at JSB-Partners. From 2007 to 2008, Ms. Howson served as Executive Vice President, Corporate Business Development at Lexicon Pharmaceuticals. From 2001 to 2007, Ms. Howson served as Senior Vice President, Corporate and Business Development at Bristol-Myers Squibb. From 1991 to 2000, Ms. Howson served in various business development executive positions at SmithKline Beecham, including Senior Vice President and Director, Business Development. Prior to that, Ms. Howson served in various business development, investment, and engineering positions at Johnston Associates, Squibb Corporation, FMC Corporation, and Envirotech Corporation. Ms. Howson currently serves on the board of directors of the following publicly traded companies: Actavis plc, Idenix Pharmaceuticals Inc., OXiGENE, Inc., and Organovo Holdings, Inc. Additionally, she is a director of the International Partnership for Microbicides, a non-profit product development organization. Ms. Howson was previously a member of board of directors of the following publicly traded corporations: Warner Chilcott plc from May 2013 until she joined the board of directors of Actavis plc in October 2013; Aradigm Corporation from November 2010 to April 2013; Soligenix, Inc. from September 2010 to January 2013; and BioLineRx Ltd. from August 2007 to June 2009. Ms. Howson holds an MBA from Columbia University (1980), an M.S. in Chemical Engineering from the City College of New York (1976), and a B.S. in Chemical Engineering from Technion - Israel Institute of Technology (1973). Ms. Howson’s significant business development and life sciences industry expertise and her experience consulting biopharmaceutical companies led to the Board’s conclusion that she should serve as a director of our Company.

Terence A. Kelly, Ph.D. has served as a Director since June 16, 2014. He has over 20 years of experience as a scientist and executive in the pharmaceutical industry starting as a medicinal chemist in 1990. Dr. Kelly is currently the President and Chief Executive Officer of CoMentis, Inc. and a founder of Kelly Pharma Research Consulting, LLC. From 1990 to 2009, Dr. Kelly served in various scientific and executive positions at Boehringer Ingelheim, where after a successful early career developing LFA-1 antagonists, he led its US-based medicinal chemistry department, which included 145 scientists in the high throughput screening, computational chemistry, structural biology, combinatorial chemistry and medicinal chemistry groups. Dr. Kelly holds a B.S. degree in Chemistry at Rensselaer Polytechnic Institute (1982) and a Ph.D. degree in Chemistry at the University of Texas at Austin (1988). He completed postdoctoral work in natural products synthesis at Yale University (1988-1990) and holds an MBA from New York University, Stern School of Business (1998). Dr. Kelly is the co-author of over 25 scientific publications and serves on the College of Natural Sciences Advisory Council for the University of Texas. Dr. Kelly’s scientific training and his track record of delivering high quality compounds into advanced clinical studies provide valuable skills and knowledge to our Board.

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

Audit Committee. Our audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our consolidated financial statements, including the following:

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

The members of our audit committee are George W. Bickerstaff, III (Chairperson), Tamar D. Howson, and Terence A. Kelly, Ph.D. Our audit committee has a written charter available on our website at www.cardaxpharma.com.

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

The members of our compensation committee are Tamar D. Howson (Chairperson), Frank C. Herringer, and Terence A. Kelly, Ph.D. Our compensation committee has a written charter available on our website at www.cardaxpharma.com.

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

The members of our nominating and corporate governance committee are Frank C. Herringer (Chairperson) and George W. Bickerstaff, III. Our nominating and corporate governance committee has a written charter available on our website at www.cardaxpharma.com.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with our business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither us nor our stockholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third-parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval; and (ii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 11. Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to David G. Watumull, our Chief Executive Officer, Nicholas Mitsakos, our Executive Chairman of the Board, and David M. Watumull, our Vice President, Operations, Assistant Treasurer, Assistant Secretary, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2013 and 2014. These three executive officers are referred to as the “named executive officers” throughout this Annual Report on Form 10-K. In addition, the following sets forth information with respect to the compensation awarded or paid to our two highest compensated individuals not serving as executive officers, Gilbert M. Rishton, our Chief Science Officer, and Timothy J. King, our Vice President, Research, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2013 and 2014.

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the two fiscal years ended December 31, 2013 and 2014:

Name	Year	Salary Paid or Accrued (1)		All Other Comp.		Total
David G. Watumull	2013	$455,855	(2)	10,446	(3)	$466,301
Chief Executive Officer	2014	$484,891	(2)	10,446	(3)	$495,337

Nicholas Mitsakos	2013	$217,897	(4)	-		$217,897
Executive Chairman	2014	$265,000	(4)	-		$265,000

David M. Watumull	2013	$143,628	(5)	-		$143,628
Vice President, Operations, Assistant Treasurer, Assistant Secretary	2014	$201,606	(5)	-		$201,606

Gilbert M. Rishton	2013	$121,527	(6)	-		$121,527
Chief Science Officer	2014	$225,966	(6)	-		$225,966

Timothy J. King	2013	$154,588	(7)	-		$154,588
Vice President, Research	2014	$195,522	(7)	-		$195,522

(1)	Includes compensation paid and accrued. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion with respect to accrued compensation.

(2)	In June 2013, the annual cash salary of Mr. David G. Watumull increased to $450,000. The amounts disclosed for the 2013 and 2014 fiscal years also include payment of salary accrued prior to such years and paid in 2013 and 2014.

(3)	The amounts disclosed refer to certain annual insurance premiums paid on behalf of Mr. David G. Watumull in lieu of additional cash compensation.

(4)	In June 2013, the annual cash compensation of Mr. Mitsakos as the Executive Chairman increased to $240,000. The amount disclosed for the 2013 fiscal year also includes compensation accrued for services provided by Mr. Mitsakos as a director prior to June 2013. The amounts disclosed for the 2013 and 2014 fiscal years also include payment of compensation accrued prior to such years and paid in 2013 and 2014.

(5)	In June 2013, the annual cash salary of Mr. David M. Watumull increased to $170,000. The amounts disclosed for the 2013 and 2014 fiscal years also include payment of salary accrued prior to such years and paid in 2013 and 2014.

(6)	In June 2013, the annual cash salary of Mr. Rishton increased to $200,000. In July 2013, Mr. Rishton became employed on a full-time basis. The amounts disclosed for the 2013 and 2014 fiscal years also include payment of salary accrued prior to such years and paid in 2013 and 2014.

(7)

In June 2013, the annual cash salary of Mr. King increased to $170,000. The amounts disclosed for the 2013 and 2014 fiscal years also include payment of salary accrued prior to such years and paid in 2013 and 2014.

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2014

The following table sets forth information regarding outstanding option awards to our named executive officers as of December 31, 2014:

	Option awards(1)(2)
Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
David G. Watumull	1,750,588		-	-	$0.155	February 7, 2024
David G. Watumull	4,530,023		411,822	-	$0.625	February 7, 2024

Nicholas Mitsakos	1,496,700 (	3)	-	-	$0.155	February 7, 2024
Nicholas Mitsakos	2,531,941		230,180	-	$0.625	February 7, 2024

David M. Watumull	45,058		-	-	$0.155	February 7, 2024
David M. Watumull	2,189,507		199,047	-	$0.625	February 7, 2024

(1)	The type of securities underlying all outstanding option awards is our common stock. The unexercisable options reported as of December 31, 2014 vested ratably on January 7, 2015 and February 7, 2015, and are presently exercisable as of March 12, 2015.

(2)	None of our named executive officers have received stock awards.

Compensation of Directors

The following table sets forth information regarding each element of compensation that we paid or awarded to our independent directors for the two fiscal years ended December 31, 2013 and 2014:

Name	Year	Board Fees Paid or Accrued (1)		Stock Awards		Total
Frank C. Herringer	2013	$25,000	(2)	-		$25,000
Frank C. Herringer	2014	$36,458	(3)	$62,937	(4)	$99,395

George W. Bickerstaff, III	2013	$-		$-		$-
George W. Bickerstaff, III	2014	$-		$179,828	(5)	$179,828

Tamar D. Howson	2013	$-		$-		$-
Tamar D. Howson	2014	$-		$179,828	(6)	$179,828

Terence A. Kelly	2013	$-		$-		$-
Terence A. Kelly	2014	$-		$166,749	(7)	$166,749

(1)	Includes board fees paid and accrued. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion with respect to accrued board fees.

(2)	The amount disclosed for the 2013 fiscal year represents compensation accrued for services provided by Mr. Herringer as a director in the 2013 fiscal year.

(3)	The amount disclosed for the 2014 fiscal year also includes payment of compensation accrued prior to such year and paid in 2014.

(4)	The amount disclosed represents compensation recognized in 2014 for stock awarded in connection with continued services provided by Mr. Herringer as an independent director. The shares of common stock are subject to a risk of forfeiture and vest quarterly in arrears commencing on June 1, 2014.

(5)	The amount disclosed represents compensation recognized in 2014, in accordance with elections made under 83(b) of the Internal Revenue Code, for stock awarded in connection with services provided by Mr. Bickerstaff as an independent director commencing in June 2014. The shares of common stock are subject to a risk of forfeiture and vest quarterly in arrears commencing on June 1, 2014.

(6)	The amount disclosed represents compensation recognized in 2014, in accordance with elections made under 83(b) of the Internal Revenue Code, for stock awarded in connection with services provided by Ms. Howson as an independent director commencing in June 2014. The shares of common stock are subject to a risk of forfeiture and vest quarterly in arrears commencing on June 1, 2014.

(7)	The amount disclosed represents compensation recognized in 2014, in accordance with elections made under 83(b) of the Internal Revenue Code, for stock awarded in connection with services provided by Dr. Kelly as an independent director commencing in June 2014. The shares of common stock are subject to a risk of forfeiture and vest quarterly in arrears commencing on June 1, 2014.

Mr. Mitsakos, our Executive Chairman of the Board, received compensation for his services as a director as set forth under “Compensation of Executive Officers.”

Outstanding Equity Awards to Directors at Fiscal Year-End 2014

The following table sets forth information regarding outstanding option awards to directors as of December 31, 2014:

	Option awards(1)
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
Frank C. Herringer	297,381	-	-	$0.155	February 7, 2024
Frank C. Herringer	285,101	25,921	-	$0.625	February 7, 2024

(1)	The type of security underlying all outstanding option awards is our common stock. The unexercisable options reported as of December 31, 2014 vested ratably on January 7, 2015 and February 7, 2015, and are presently exercisable as of March 12, 2015.

Mr. Mitsakos, our Executive Chairman of the Board, received option awards for his services as a director as set forth under “Outstanding Equity Awards to Directors at Fiscal Year-End 2013.”

The following table sets forth information regarding outstanding stock awards to directors as of December 31, 2014:

Stock awards(1)
Name	Number of securities awarded
Frank C. Herringer	198,225
George W. Bickerstaff, III	198,225
Tamar D. Howson	198,225
Terence A. Kelly	182,078

(1)	The type of security awarded is our common stock, which is subject to a risk of forfeiture and which vests quarterly in arrears commencing on June 1, 2014.

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

2014 Equity Compensation Plan

Our 2014 Plan is administered by our compensation committee. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The issuance of awards under the 2014 Plan is at the discretion of our compensation committee, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under the 2014 Plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries. An aggregate of 30,420,148 shares of our common stock have been reserved for issuance under the 2014 Plan, which is subject to adjustment as described in such plan. As of March 12, 2015, there are 2,663,327 shares of common stock available for future awards under the 2014 Plan.

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

Name	Amount of Beneficial Ownership of Common Stock		Percent of Common Stock(1)

Cardax Pharmaceuticals, Inc.(2)	33,000,000	(3)	50.8%
Paulson Investment Company, LLC	10,113,345	(4)	14.5%
Nicholas Mitsakos(5)	4,697,491	(6)	6.8%
Frank C. Herringer(7)	1,025,962	(8)	1.6%
George W. Bickerstaff, III(9)	198,225	(10)	0.3%
Tamar D. Howson(11)	198,225	(12)	0.3%
Terence A. Kelly, Ph.D.(13)	182,078	(14)	0.3%
David G. Watumull(15)	6,692,433	(16)	9.3%
David M. Watumull(17)	2,433,612	(18)	3.6%
All directors and executive officers as a group (7 persons)	15,428,026		19.4%

(1)	Based on 65,019,261 shares of common stock issued and outstanding as of March 12, 2015.

(2)	The address of Cardax Pharmaceuticals, Inc. is 2800 Woodlawn Drive, Honolulu, Hawaii 96822. The directors of Cardax Pharmaceuticals, Inc. are David G. Watumull, Nicholas Mitsakos, and Frank C. Herringer, each of whom are directors of the Company.

(3)	On October 24, 2014, Cardax Pharmaceuticals, Inc. sold 229,093 shares of our common stock to certain of its investors pursuant to an agreement, which reduced its holdings from 33,229,093 shares of our common stock to 33,000,000 shares.

(4)	Represents (a) 3,872,434 shares of common stock owned of record by Paulson Cardax Investments I, LLC, (b) 3,872,434 shares of common stock issuable upon exercise by Paulson Cardax Investments I, LLC of warrants that are presently exercisable, at an exercise price of $0.625 per share, (c) 1,300,000 shares of common stock owned of record by Paulson Investment Company, LLC, and (d) 1,068,477 shares of common stock issuable upon exercise by Paulson Investment Company, LLC of warrants that are presently exercisable, at an exercise price of $0.625 per share. Paulson Investment Company, LLC is the managing member of Paulson Cardax Investments I, LLC and holds voting and investment control over the shares and warrants held by Paulson Cardax Investments I, LLC. Paulson Investment Company, LLC disclaims beneficial ownership of all shares of common stock and warrants owned by Paulson Cardax Investments I, LLC. The address of Paulson Cardax Investments I, LLC and Paulson Investment Company, LLC is 1001 SW Fifth Avenue, Suite #1460, Portland, Oregon 97204.

(5)	The address of Mr. Mitsakos is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Mitsakos is the Executive Chairman of our Board of Directors.

(6)	Represents (a) 1,496,700 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.155 per share, (b) 2,762,121 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable or exercisable within 60 days, at an exercise price of $0.625 per share, (c) 219,335 shares of common stock, which may be deemed to be beneficially owned by Mr. Mitsakos as the sole owner, Chairman and CEO of Arcadia Holdings, Inc., the owner of such shares and (d) 219,335 shares of common stock issuable upon exercise by Arcadia Holdings, Inc. of warrants that are presently exercisable, at an exercise price of $0.625 per share, and which may be deemed to be beneficially owned by Mr. Mitsakos.

(7)	The address of Mr. Herringer is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Herringer is a member of our Board of Directors.

(8)	Represents (a) 297,381 shares of common stock issuable upon exercise by Mr. Herringer of options that are presently exercisable, at an exercise price of $0.155 per share, (b) 311,022 shares of common stock issuable upon exercise by Mr. Herringer of options that are presently exercisable or exercisable within 60 days, at an exercise price of $0.625 per share, (c) 198,225 shares of common stock which are subject to a risk of forfeiture and which vest quarterly in arrears commencing on June 1, 2014, (d) 109,667 shares of common stock, which may be deemed to be beneficially owned by Mr. Herringer as the trustee of Frank C. and Maryellen Cattani Herringer 1995 Family Trust, the owner of such shares and (e) 109,667 shares of common stock issuable upon exercise by Frank C. and Maryellen Cattani Herringer 1995 Family Trust of warrants that are presently exercisable, at an exercise price of $0.625 per share, and which may be deemed to be beneficially owned by Mr. Herringer.

(9)	The address of Mr. George W. Bickerstaff, III is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. George W. Bickerstaff, III is a member of our Board of Directors.

(10)	Represents 198,225 shares of common stock which are subject to a risk of forfeiture and which vest quarterly in arrears commencing on June 1, 2014.

(11)	The address of Ms. Tamar D. Howson is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Ms. Tamar D. Howson is a member of our Board of Directors.

(12)	Represents 198,225 shares of common stock which are subject to a risk of forfeiture and which vest quarterly in arrears commencing on June 1, 2014.

(13)	The address of Dr. Terence A. Kelly is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Dr. Terence A. Kelly is a member of our Board of Directors.

(14)	Represents 182,078 shares of common stock which are subject to a risk of forfeiture and which vest quarterly in arrears commencing on June 1, 2014.

(15)	The address of Mr. David G. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David G. Watumull is our President, CEO, and a member of our Board of Directors.

(16)	Represents (a) 1,750,588 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.155 per share, and (b) 4,941,845 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable or exercisable within 60 days, at an exercise price of $0.625 per share.

(17)	The address of Mr. David M. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David M. Watumull is our Vice President, Operations.

(18)	Represents (a) 45,058 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.155 per share, and (b) 2,388,554 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable or exercisable within 60 days, at an exercise price of $0.625 per share.

Holdings currently owns approximately 50.8% of our issued and outstanding shares of common stock or approximately 26.0% of our issued and outstanding shares of common stock determined on a fully diluted basis.

We have entered into the Holdings Merger Agreement, pursuant to which Holdings shall merge with and into us. The closing of the Holdings Merger will occur on or promptly after the date that the conditions to the closing specified in the Holdings Merger Agreement are satisfied or waived by the applicable party. These conditions include the approval of the terms and conditions of the Holdings Merger Agreement by the stockholders of Holdings and the effectiveness of a registration statement covering the shares of our common stock that will be issued. There will not be any cash exchanged in the Holdings Merger. Upon the consummation of the Holdings Merger, our board will authorize and we will issue shares of Series A-1 Preferred Stock to the holders of Holdings capital stock. All of the Series A-1 Preferred Stock will convert into the aggregate number of shares of our common stock held by Holdings immediately prior to the Holdings Merger, without any charge or further action by the holder of such shares or us, in three equal tranches on the closing date of the Holdings Merger, June 30, 2015 and December 31, 2015. Accordingly, there will not be any change to our capitalization due to the Holdings Merger. We are issuing the preferred stock instead of shares of our common stock in connection with the Holdings Merger to provide the benefits that would otherwise be achieved with a contractual “lock up” agreement. The foregoing summary of the Holdings Merger Agreement does not purport to be complete, and is qualified in its entirety by the Holdings Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 28, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Nicholas Mitsakos, our Executive Chairman, is the sole owner, Chairman and Chief Executive Officer of Arcadia Holdings, Inc. (“Arcadia”). On September 23, 2010, Arcadia purchased a certain secured promissory note from Holdings in the principal amount of $99,900. On March 23, 2013, that certain secured promissory note, as amended, together with all accrued interest thereon owed to Arcadia, was converted into a certain secured convertible promissory note of Holdings in the principal amount of $125,852. On May 31, 2013, that certain secured convertible promissory note, together with all accrued interest thereon owed to Arcadia, was exchanged for a certain secured convertible promissory note of Pharma in the principal amount of $128,231. Upon the consummation of the Merger on February 7, 2014, (i) the outstanding principal amount of that certain secured convertible promissory note of Pharma, together with all accrued interest thereon owed to Arcadia, was automatically converted into an aggregate number of 219,335 shares of our common stock and (ii) Cardax issued to Arcadia a warrant to purchase an aggregate of 219,335 shares of our common stock at an exercise price equal to $0.625 per share through February 7, 2019.

Frank C. Herringer, our Director, is the trustee of the Frank C. and Maryellen Cattani Herringer 1995 Family Trust (the “Herringer Trust”). On September 23, 2010, the Herringer Trust purchased a certain secured promissory note from Holdings in the principal amount of $49,950. On March 23, 2013, that certain secured promissory note, as amended, together with all accrued interest thereon owed to the Herringer Trust, was converted into a certain secured convertible promissory note of Holdings in the principal amount of $62,926. On May 31, 2013, that certain secured convertible promissory note, together with all accrued interest thereon owed to the Herringer Trust, was exchanged for a certain senior secured convertible promissory note of Pharma in the principal amount of $64,116. Upon the consummation of the Merger on February 7, 2014, (i) the outstanding principal amount of that certain secured convertible promissory note of Pharma, together with all accrued interest thereon owed to the Herringer Trust, was automatically converted into an aggregate number of 109,667 shares of our common stock and (ii) Cardax issued to the Herringer Trust a warrant to purchase an aggregate of 109,667 shares of our common stock at an exercise price equal to $0.625 per share through February 7, 2019.

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

Between May 2013 and November 2013, Paulson Cardax Investments I, LLC purchased certain senior secured convertible promissory notes from Pharma in the aggregate principal amount of $2,281,792. Upon the consummation of the Merger on February 7, 2014, (i) the outstanding principal amount of those certain senior secured convertible promissory notes, together with all accrued interest thereon, was automatically converted into an aggregate number of 3,872,434 shares of our common stock and (ii) Cardax issued to Paulson Cardax Investments I, LLC a warrant to purchase an aggregate of 3,872,434 shares of our common stock at an exercise price equal to $0.625 per share through February 7, 2019.

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

On June 16, 2014, we issued 160,550 shares of our common stock to each of George W. Bickerstaff, III, Tamar D. Howson, Terence A. Kelly, Ph.D., and Frank C. Herringer, directors of the Company. Such shares were issued to each director as compensation for his or her service as an independent director of the Company pursuant to the terms of agreements between each independent director and the Company. On July 14, 2014, we issued 37,675 shares of our common stock to George W. Bickerstaff, III in connection with his appointments as Chairperson of the Audit Committee and member of the Nominating and Corporate Governance Committee. On July 14, 2014, we issued 37,675 shares of our common stock to Tamar D. Howson in connection with her appointments as Chairperson of the Compensation Committee and member of the Audit Committee. On July 14, 2014, we issued 37,675 shares of our common stock to Frank C. Herringer in connection with his appointments as Chairperson of the Nominating and Corporate Governance Committee and member of the Compensation Committee. On July 14, 2014, we issued 21,528 shares of our common stock to Terence A. Kelly, Ph.D. in connection with his appointments as member of the Compensation Committee and member of the Audit Committee. The shares issued to each independent director are subject to a risk of forfeiture and vest quarterly in arrears, commencing on June 1, 2014.

The Holdings Merger Agreement provides for the merger of Holdings, our principal stockholder, with and into us. David G. Watumull, Frank C. Herringer and Nicholas Mitsakos are the only directors of Holdings. Each individual is also a director of us and a stockholder of Holdings. Each individual has a personal interest in the Holdings Merger, including the right to receive shares of our common stock in exchange for their equity interest in Holdings. Pursuant to the terms of the Holdings Merger Agreement, upon the consummation of the Holdings Merger, our board will authorize and we will issue shares of Series A-1 Preferred Stock to the holders of Holdings capital stock. All of the Series A-1 Preferred Stock will convert into the aggregate number of shares of our common stock held by Holdings immediately prior to the Holdings Merger, without any charge or further action by the holder of such shares or us, in three equal tranches on the closing date of the Holdings Merger, June 30, 2015 and December 31, 2015. Additionally, upon consummation of the Holdings Merger, the shares of our common stock held by Holdings immediately prior to the closing of the Holdings Merger will be cancelled. The closing of the Holdings Merger is subject to certain conditions to closing specified in the Holdings Merger Agreement, and will occur on or promptly after the date that such conditions are satisfied or waived by the applicable party. These conditions include the approval of the terms and conditions of the Holdings Merger Agreement by the stockholders of Holdings and the effectiveness of a registration statement covering the shares of our common stock that will be issued.

Director Independence

Frank C. Herringer, George W. Bickerstaff, Tamar D. Howson, and Terence A. Kelly are our independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Item 14. Principal Accounting Fees and Services.

The table below sets forth the aggregate fees billed for fiscal years ended December 31, 2014 and 2013 for professional services rendered by the principal accountants for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

	Fiscal Year Ended December 31, 2014		Fiscal Year Ended December 31, 2013

Audit Fees(1)	$143,607	*	$102,500	*
Audit-Related Fees(2)	$-		$-
Tax Fees(3)	$-		$-
All Other Fees(4)	$-		$-
Total	$143,607		$102,500

*	The amounts of audit fees disclosed for our fiscal years ended December 31, 2014 and 2013 represent the aggregate audit fees billed during 2014 and 2013, respectively. The amount billed in 2014 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2013 and the review of our interim financial statements in 2014. The amount billed in 2013 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2012 and the review of our interim financial statements in 2013.

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported “Audit Fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax advice, and tax planning.

(4)	All other fees consist of fees billed for products and services provided by our principal accountants, other than for products and services reported above.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

(b) Financial Statement Schedules

All consolidated financial statement schedules are included in the footnotes to the financial statements, or are inapplicable or otherwise not required.

(c) Exhibits

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of November 27, 2013, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.2(2)	First Amendment to the Agreement and Plan of Merger, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.3(3)	Second Amendment to the Agreement and Plan of Merger, dated as of February 7, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.4(4)	Agreement and Plan of Merger, dated as of August 28, 2014 by and among Cardax Pharmaceuticals, Inc. and Cardax, Inc.

3.1(2)	Certificate of Incorporation, as amended, of Cardax, Inc.

3.2(2)	Amended and Restated Bylaws of Cardax, Inc.

4.1(3)	Form of specimen certificate representing Common Stock of Cardax, Inc.

4.2(3)	Form of Class A Warrant

4.3(3)	Form of Noteholder Warrant

4.4(3)	Form of Placement Agent Warrant

4.5(3)	Form of Financial Consultant Warrant

4.6(3)	Form of Warrant issued to JLS Ventures, LLC

10.1(2)	Cardax, Inc. 2014 Equity Compensation Plan

10.2(3)	Form of Stock Option Agreement under the 2014 Equity Compensation Plan

10.3(3)	Form of Notice of Stock Option Grant under the 2014 Equity Compensation Plan

10.4(3)	Form of Notice of Stock Option Grant In Substitution of Stock Option Grant under the Cardax Pharmaceuticals, Inc. 2006 Equity Compensation Plan

10.5(2)	Stock Purchase Agreement, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

10.6(3)	Spin-off Agreement, dated as of February 7, 2014, between Koffee Korner Inc. and Nazneen D’Silva

10.7(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David G. Watumull

10.8(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David M. Watumull

10.9(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Gilbert M. Rishton

10.10(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Timothy J. King

10.11(3)	Agreement for Services as the Executive Chairman dated February 7, 2014, by and between Cardax, Inc. and Nicholas Mitsakos

10.12(5)	Form of Indemnification Agreement

10.13(5)	Form of Independent Board of Directors Agreement

10.14(6)	Joint Development and Supply Agreement effective on November 15, 2006, by and between BASF Aktiengesellschaft and Cardax Pharmaceuticals, Inc., as amended by Amendment No. 1 to Joint Development and Supply Agreement effective on April 15, 2007

10.15(7)	Collaboration Agreement, dated as of August 18, 2014, by and between Capsugel US, LLC and its affiliates and Cardax, Inc. and its affiliates

10.16(8)	Form of Registration Rights Agreement

10.17(8)	Form of Subscription Agreement

10.18(8)	Form of Class D Warrant

10.19(8)	Form of Class E Warrant

21.1(3)	Subsidiaries of Cardax, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company dated November 29, 2013.
(2)	Filed as an exhibit to the Current Report on Form 8-K of the Company dated January 14, 2014.
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company dated February 10, 2014.
(4)	Filed as an exhibit to the Current Report on Form 8-K of the Company dated August 28, 2014.
(5)	Filed as an exhibit to the Amendment No. 1 to Registration Statement on Form S-1 of the Company dated September 2, 2014.
(6)	Filed as an exhibit to the Current Report on Form 8-K/A of the Company dated April 16, 2014. Confidential treatment has been requested for this exhibit, and confidential portions have been filed separately with the SEC.
(7)	Filed as an exhibit to the Amendment No. 3 to Registration Statement on Form S-1 of the Company dated November 26, 2014. Confidential treatment has been requested for this exhibit, and confidential portions have been filed separately with the SEC.
(8)	Filed as an exhibit to the Current Report on Form 8-K of the Company dated March 9, 2015.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2015

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Watumull	President, Chief Executive Officer, and Director	March 13, 2015
David G. Watumull

/s/ John B. Russell	Chief Financial Officer and Treasurer	March 13, 2015
John B. Russell

/s/ Nicholas Mitsakos	Executive Chairman of the Board of Directors	March 13, 2015
Nicholas Mitsakos

/s/ Frank C. Herringer	Director	March 13, 2015
Frank C. Herringer

/s/ George W. Bickerstaff, III	Director	March 13, 2015
George W. Bickerstaff, III

/s/ Tamar D. Howson	Director	March 13, 2015
Tamar D. Howson

/s/ Terence A. Kelly, Ph.D.	Director	March 13, 2015
Terence A. Kelly, Ph.D.

Consolidated Financial Statements

Cardax, Inc., and Subsidiary

December 31, 2014 and 2013

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cardax, Inc. and Subsidiary

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Cardax, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardax, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of its consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing to continue the development of their products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
March 13, 2015

Cardax, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2014	2013
ASSETS

CURRENT ASSETS
Cash	$35,696	$222,410
Inventory	958,575	986,674
Deposits and other assets	92,829	94,220
Prepaid expenses	19,862	14,380
Total current assets	1,106,962	1,317,684

PROPERTY AND EQUIPMENT, net	20,611	26,041

INTANGIBLE ASSETS, net	419,518	424,757

TOTAL ASSETS	$1,547,091	$1,768,482

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,555,961	$3,774,580
Notes payable, current portion, net of discount of $0 and $4,592 as of December 31, 2014 and 2013, respectively	-	9,039,444
Accounts payable	641,991	682,319
Accrued interest	-	657,092
Fees payable to directors	418,546	468,546
Employee settlement	50,000	50,000
Patent license payable, current	10,000	10,000
Other current liabilities	85,004	12,613
Total current liabilities	4,761,502	14,694,594

NON-CURRENT LIABILITIES
Patent license payable, less current portion	-	10,000

Total non-current liabilities	-	10,000

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,761,502	14,704,594

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, shares issued and outstanding as of December 31, 2014 and 2013, respectively	-	-
Preferred Series A - $0.001 par value; 0 and 40,118,013 shares authorized, issued, and outstanding as of December 31, 2014 and 2013, respectively	-	40,118
Preferred Series B - $0.001 par value; 0 and 55,555,555 shares authorized, 0 and 20,237,459 issued and outstanding as of December 31, 2014 and 2013, respectively	-	20,237
Common stock - $0.001 par value; 400,000,000 shares authorized, 63,885,930 and 33,229,093 shares issued and outstanding as of December 31, 2014 and 2013, respectively	63,886	33,229	*
Additional paid-in-capital	46,908,249	19,867,961	*
Deferred compensation	(294,264)	-
Accumulated deficit	(49,892,282)	(32,897,657)
Total stockholders’ deficit	(3,214,411)	(12,936,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,547,091	$1,768,482

*December 31, 2013 retroactively adjusted to reflect effects of the reverse acquisition transaction.

The accompanying notes are an integral part of these consolidated financial statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES:
Stock based compensation	11,667,361	9,877
Selling, general, and administrative expenses	4,014,859	2,620,792
Research and development	1,160,771	944,330
Depreciation and amortization	38,972	36,231
Total operating expenses	16,881,963	3,611,230

Loss from operations	(16,881,963)	(3,611,230)

OTHER INCOME (EXPENSES):
Interest expense	(118,780)	(741,916)
Interest income	3,692	1,211
Loss on abandonment of patents	-	(9,340)
Gain on sale of assets	2,426	110
Total other income (expenses)	(112,662)	(749,935)

Loss before provision for income taxes	(16,994,625)	(4,361,165)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(16,994,625)	$(4,361,165)

NET LOSS PER SHARE
Basic	$(0.28)	$(0.13)
Diluted	$(0.28)	$(0.13)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	60,225,524	33,229,093
Diluted	60,225,524	33,229,093

The accompanying notes are an integral part of these consolidated financial statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2014 and 2013

	Common Stock		Preferred Series A		Preferred Series B		Additional	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Compensation	Deficit	Total

Balance at January 1, 2013 *	33,229,093	$33,229	40,118,013	$40,118	20,237,459	$20,237	$19,858,084	$-	$(28,536,492)	$(8,584,824)

Stock based compensation	-	-	-	-	-	-	9,877	-	-	9,877

Net loss	-	-	-	-	-	-	-	-	(4,361,165)	(4,361,165)

Balance at December 31, 2013	33,229,093	33,229	40,118,013	40,118	20,237,459	20,237	19,867,961	-	(32,897,657)	(12,936,112)

Effect of reverse merger	5,548,404	5,548	(40,118,013)	(40,118)	(20,237,459)	(20,237)	54,807	-	-	-

Conversion of 2013 notes payable	14,446,777	14,447	-	-	-	-	9,014,813	-	-	9,029,260

Conversion of 2014 notes payable	3,353,437	3,353	-	-	-	-	2,092,554	-	-	2,095,907

Issuance of common stock	6,276,960	6,277	-	-	-	-	3,916,823	-	-	3,923,100

Common stock grants to independent directors	776,753	777	-	-	-	-	705,457	-	-	706,234

Deferred compensation	-	-	-	-	-	-	-	(294,264)	-	(294,264)

Stock option exercise	4,506	5	-	-	-	-	693	-	-	698

Common stock grants to consultant	250,000	250	-	-	-	-	87,250	-	-	87,500

Stock based compensation - warrants	-	-	-	-	-	-	5,250,540	-	-	5,250,540

Stock based compensation - options	-	-	-	-	-	-	5,917,351	-	-	5,917,351

Net loss	-	-	-	-	-	-	-	-	(16,994,625)	(16,994,625)

Balance at December 31, 2014	63,885,930	$63,886	-	$-	-	$-	$46,908,249	$(294,264)	$(49,892,282)	$(3,214,411)

*December 31, 2013 retroactively adjusted to reflect effects of the reverse acquisition transaction.

The accompanying notes are an integral part of this consolidated financial statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2014	2013

Cash flows from operating activities:
Net loss	$(16,994,625)	$(4,361,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,972	36,231
Stock based compensation	11,667,361	9,877
Amortization of debt discount	4,592	60,581
Gain on sale of assets	(2,426)	(110)
Loss on abandonment of patents	-	9,340
Changes in assets and liabilities:
Deposits and other assets	1,391	(54,516)
Prepaid expenses	(5,482)	(3,197)
Inventory	28,099	-
Accrued payroll and payroll related expenses	(218,619)	77,683
Accounts payable	(40,328)	(29,867)
Accrued interest	(101,553)	450,555
Fees payable to directors	(50,000)	(64,455)
Patent license payable	(10,000)	(15,833)
Other current liabilities	(12,613)	8,189
Lease settlement payable	-	(251,184)
Net cash used in operating activities	(5,695,231)	(4,127,871)
Cash flows from investing activities:
Purchases of property and equipment	(1,633)	(30,259)
Proceeds from sale of property and equipment	2,430	110
Cash received on deposit of sale of equipment	85,000	-
(Increase) in intangible assets	(26,670)	(29,696)
Net cash provided by (used in) investing activities	59,127	(59,845)
Cash flows from financing activities:
Proceeds from the issuance of common stock	3,923,798	-
Proceeds from the issuances of notes payable	2,076,000	5,550,403
Repayment of principal on notes payable	(550,408)	(1,148,076)
Net cash provided by financing activities	5,449,390	4,402,327
NET (DECREASE) INCREASE IN CASH	(186,714)	214,611
Cash at the beginning of the year	222,410	7,799
Cash at the end of the year	$35,696	$222,410

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest into notes payable	$-	$467,438
Conversion of notes payable and accrued interest into common stock	$11,125,167	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$188,382	$234,400
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY BACKGROUND

Cardax Pharmaceuticals, Inc. (“Holdings”) was incorporated in the State of Delaware on March 23, 2006.

In May of 2006, Hawaii Biotech, Inc., contributed its anti-inflammatory, small molecule line of business into Holdings. Holdings issued (i) 9,447,100 shares of common stock of Holdings, (ii) 14,440,920 shares of Series A preferred stock of Holdings, (iii) 11,113,544 shares of Series B preferred stock of Holdings and (iv) 13,859,324 shares of Series C preferred stock of Holdings to Hawaii Biotech, Inc., in exchange for the assets and liabilities contributed to Holdings. The above shares were then distributed by Hawaii Biotech, Inc. to its shareholders. An additional 704,225 shares of Series C preferred stock were issued as part of the initial capitalization of Holdings. On January 30, 2007, all outstanding shares of Series A, B, and C preferred stock were converted into shares of Series A preferred stock.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

On August 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with its principal stockholder, Holdings, pursuant to which Holdings will merge with and into the Company (the “Holdings Merger”). There will not be any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings will receive shares of the Company’s newly issued preferred stock that will automatically convert, without charge, into an aggregate number of shares of the Company’s common stock that are held by Holdings on the date of the closing of the Holdings Merger and the Company’s restricted shares of common stock held by Holdings will be cancelled. Accordingly, there will not be any change to the Company’s capitalization due to the Holdings Merger. As of December 31, 2014, the Holdings Merger had not been completed.

Going concern matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $16,994,625 and $4,361,165 for the years ended December 31, 2014 and 2013, respectively. As a result of these and other factors, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report on the consolidated financial statements as to the substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Cardax, Inc., and its wholly owned subsidiary, Cardax Pharma, Inc., and its predecessor, Cardax Pharmaceuticals, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Estimates in these consolidated financial statements include asset valuations, estimates of future cash flows from and the economic useful lives of long-lived assets, valuations of stock compensation, certain accrued liabilities, income taxes and tax valuation allowances, and fair value estimates. Despite management’s intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at December 31, 2014 and 2013.

The Company maintains cash and cash equivalent deposit accounts at several financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance at times may exceed these limits. As of December 31, 2014 and 2013, the Company did not have any amounts in excess of federally insured limits on deposit.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include materials and third party costs.

The Company provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability. At December 31, 2014 and 2013, the Company determined that a reserve was not necessary.

Property and equipment, net

Property and equipment are recorded at cost, less depreciation. Equipment under capital lease obligations and leasehold improvements are amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the equipment. Such amortization is included in depreciation and amortization in the consolidated financial statements.

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets are as follows.

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

Impairment of long-lived assets

In accordance with ASC 360 No., Property, Plant, and Equipment; the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets, as appropriate, may not be recoverable.

When the sum of the undiscounted future net cash flows expected to result from the use and the eventual disposition is less than the carrying amounts, an impairment loss would be measured based on the discounted cash flows compared to the carrying amounts. There was no impairment charge recorded for the years ended December 31, 2014 and 2013.

Cardax, Inc., and Subsidiary

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

As of December 31, 2014 and 2013, there were no recurring fair value measurements of assets and liabilities subsequent to initial recognition.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation

The Company accounts for stock based compensation costs under the provisions of ASC No. 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all share based payments granted to employees, officers, directors, and consultants based on the grant date fair value estimated in accordance with the provisions of ASC No. 718. ASC No. 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

Basic and diluted net income (loss) per share

Basic earnings per common share is calculated by dividing net loss for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by dividing net loss for the year by the sum of the weighted average number of common shares outstanding during the year plus the number of potentially dilutive common shares (“dilutive securities”) that were outstanding during the year. Dilutive securities include options granted pursuant to the Company’s stock option plans, and warrants issued to non-employees. Potentially dilutive securities are excluded from the computation of earnings per share in periods in which a net loss is reported, as their effect would be antidilutive.

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

The Company files income tax returns in the United States (“U.S.”) Federal and the States of Hawaii and California jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The following represents the open tax years and jurisdictions that the Company used in its evaluation of tax positions:

Open tax years ending December 31,	Jurisdiction
2011 - 2014	U.S. Federal
2011 - 2014	State of Hawaii
2011 - 2014	State of California

The Company did not recognize any tax liabilities for income taxes associated with unrecognized tax benefits as of December 31, 2014 and 2013. It is the Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the statements of operations.

Advertising

The Company expenses all advertising costs as incurred and are included as an element of general and administrative costs in the accompanying statements of operations. There were no advertising expenses for the years ended December 31, 2014 and 2013.

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

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation. These reclassifications had no effect on the reported results of operations or cash flows.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	December 31, 2014	December 31, 2013
Processed materials	$958,575	$986,674
Total inventories	$958,575	$986,674

At December 31, 2014 and December 31, 2013, inventory in the amount of $924,452 is stored at one of the Company’s suppliers, which is located in Germany.

During the year ended December 31, 2014, the Company utilized $28,099 in Astaxanthin as part of commercial product research and development.

The Company has no reserves established as of December 31, 2014 and 2013 on this inventory.

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	December 31, 2014	December 31, 2013
Research and development equipment	$-	$686,673
Leasehold improvements	-	153,161
Information technology equipment	31,892	105,319
Furniture and office equipment	10,161	78,678
Software	-	9,386
	42,053	1,033,217
Less accumulated depreciation	(21,442)	(1,007,176)
Total property and equipment, net	$20,611	$26,041

Depreciation expense was $7,063 and $5,622, for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company wrote off $992,797 of fully depreciated property and equipment. There was no effect on the statement of operations for the year ended December 31, 2014.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	December 31, 2014	December 31, 2013
Patents	$393,370	$380,394
Less accumulated amortization	(200,272)	(168,363)
	193,098	212,031
Patents pending	226,420	212,726
Total intangible assets, net	$419,518	$424,757

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $31,909 and $30,609, for the years ended December 31, 2014 and 2013, respectively.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – LONG-TERM NOTES PAYABLE, net

The Company’s notes payable outstanding were as follows as of:

	December 31, 2014	December 31, 2013
2008 Unsecured promissory note. Originated on November 12, 2008. Principal of $100,000 with $45,000 to be repaid by June 30, 2009, with $10,000 in monthly payments thereafter until repaid in full. Required a one-time interest payment of $15,000. This note was paid in full on February 7, 2014.	$-	$55,000
2009 Non-mandatorily convertible, unsecured note. Originated on March 31, 2009, principal of $500,000 accrues interest at 8% per annum. Principal and interest were due in full on March 31, 2014 or convertible at the option of the note holder into Series B preferred stock at a rate of $0.45 per share. A warrant to purchase 222,222 shares of preferred Series B stock was issued in conjunction with this note. This note was paid in full on February 7, 2014.	-	500,000
2013 Bridge Loan. Principal from existing notes in the amount of $3,180,806 (comprised of $2,621,195 in principal outstanding as of December 31, 2012 and $559,611 in new principal issued from January through April 2013) along with accrued interest of $467,438 were converted into a 2013 Bridge Loan along with $4,840,792 of new principal. These notes accrued interest at 10% per annum with outstanding principal and interest due in 2014. These notes converted into common shares as part of the February 7, 2014 reverse acquisition transaction.	-	8,489,036
2014 Bridge Loan. Originated in January 2014. Principal of $2,076,000 issued in January 2014. These notes accrued interest at 10% per annum with outstanding principal and interest due in 2014. These notes converted into common shares as part of the February 7, 2014 reverse acquisition transaction.	-	-
Total notes payable	-	9,044,036

Current maturities of long-term, net of discount	-	9,039,444
Discount attributable to current maturities	-	4,592
Total current maturities	-	9,044,036
Long-term notes payable, less current maturities	$-	$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – LONG-TERM NOTES PAYABLE, net (continued)

Interest

Interest expense on these notes was $112,450 and $681,335, for the years ended December 31, 2014 and 2013, respectively.

Interest accrued on these notes as of December 31, 2014 and 2013, was $0 and $657,092, respectively.

Note conversion

The Company tested the conversion of the 2012 short-term unsecured promissory notes and 2010 to 2012 secured promissory notes to bridge loans in 2013 for potential extinguishment accounting. The fair market value of the notes prior to conversion as compared to the fair market value of the notes subsequent the conversion was less than a 10% difference and, as such, the notes were not considered to be substantially different.

Discount

A discount on these notes of $0 and $4,592, as of December 31, 2014 and December 31, 2013, respectively, was based on the fair value of detachable warrants issued at the time of funding. This discount was amortized straight-line over the underlying term of the note. Interest expense of $4,592 and $60,581, for the years ended December 31, 2014 and 2013, respectively, was recognized as amortization of this discount.

A summary of the debt discount activity for the years ended December 31, 2014 and 2013 is as follows:

Balance January 1, 2013	$65,173
Amortization of debt discount	(60,581)
Balance December 31, 2013	4,592
Amortization of debt discount	(4,592)
Balance at December 31, 2014	$-

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized shares – Holdings

On March 23, 2006, Holdings was authorized to issue 10,000 shares of common stock with a par value of $0.001 per share. On May 5, 2006, the Articles of Incorporation were amended and restated. As part of this amendment, the number of authorized shares increased to 219,582,802 of which 127,000,000 were designated as common stock and the remaining 92,582,802 was designated as preferred stock. The 92,582,802 of preferred stock was allocated 14,440,920 to Series A, 11,113,544 Series B, 42,028,338 to Series C with 25,000,000 undesignated. Par value for all classes of stock was $0.001.

On January 30, 2007, the Articles of Incorporation were amended and restated. As part of this amendment, the number of authorized shares increased to 245,673,568 of which 150,000,000 were designated as common stock and the remaining 95,673,568 was designated as preferred stock. The 95,673,568 of preferred stock was allocated 40,118,013 to Series A and 55,555,555 to Series B. As part of this amendment all outstanding shares of Series A, B, and C preferred stock on the date of amendment were converted into shares of Series A preferred stock. Par value for all classes of stock was $0.001.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

Dividends – Holdings

Subject to the rights of any series of Preferred Stock that may from time to time come into existence, the holders of Series A and Series B preferred stock were entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, dividends at the rate of 8.5% of the original Series A Series and B issue prices, per annum, on each outstanding share of Series A and Series B preferred stock on a pari passu basis, payable in preference and priority to any payment of any dividend on common stock of the Company for such year. The right to such dividends on Preferred Stock were not cumulative, and no rights were to be accrued to the holders of Preferred Stock by reason of the fact that the Company may have failed to declare or pay dividends on Preferred Stock in any previous fiscal year of the Company, whether or not earnings of the Company where sufficient to pay such dividends. No dividend was to be paid on common stock in any year, other than dividends payable solely in common stock, until all dividends for such year had been declared and paid on preferred stock. No dividends were accrued or paid during 2014 and 2013.

Liquidation preference – Holdings

The holders of Series A and Series B preferred stock were entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock by reason of their ownership of such stock, the amount of $0.33, the original Series A issue price, and $0.45, the original Series B issue price, (in each case adjusted for any stock dividends, combinations or splits with respect to such shares) for each share of Series A and Series B preferred stock, respectively, then held by them, and, in addition, an amount equal to all declared but unpaid dividends on Series A and Series B preferred stock, respectively, held by them.

If the assets and funds thus distributed among the holders of Series A and Series B preferred stock were insufficient to permit the payment to such holders of full aforesaid preferential amounts, then, subject to the rights of series of preferred stock that may from time to time come into existence, the entire assets and funds of the Company legally available for distribution were to be distributed ratably among the holders of Series A and Series B preferred stock in the respective proportions which the aggregate preferential amount of all shares of Series A and Series B preferred stock then held by each such holder bears to the aggregate preferential amount of all shares of Series A and Series B preferred stock outstanding as of the date of the distribution upon the occurrence of such liquidation event.

After payment had been made to the holders of preferred stock of the full amounts to which they were to be entitled as aforesaid, the holders of Series A preferred stock, Series B preferred stock and common stock were to participate on a pro rata basis based on the number of Common Stock equivalent shares held by a holder in the distribution of all remaining assets of the Company legally available for distribution, with the outstanding shares of Series A and Series B preferred stock treated as though they had been converted into the appropriate number of shares of Common Stock.

Conversion rights – Holdings

Each share of Series A and Series B preferred stock were to be convertible, at the option of the holder thereof, at any time after the date of issuance of such share at the office of the Company or any transfer agent for such series of Series A or Series B preferred stock into such number of fully paid and non-assessable shares of common stock as is determined by dividing $0.33 in the case of Series A preferred stock and $0.45 in the case of Series B preferred stock, by the applicable Conversion Price, in effect on the date the certificate is surrendered for conversion. The price at which shares of Common Stock were to be deliverable upon conversion of Series A or Series B preferred stock were initially at $0.33 per share with respect to shares of Series A preferred stock and $0.45 per share with respect to shares of Series B preferred stock.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

Voting rights – Holdings

The holder of each share of common stock issued and outstanding were to have one vote and the holder of each share of preferred stock were to be entitled to the number of votes equal to the number of shares of common stock into which such share of preferred stock would be converted.

Reverse acquisition accounting

On February 7, 2014, Koffee Sub and Pharma completed a reverse acquisition transaction (the “Acquisition”). Concurrent with this transaction: (i) the Company received aggregate gross cash proceeds of $3,923,100 in exchange for the issuance and sale of an aggregate 6,276,960 of shares of the Company’s common stock, together with five year warrants to purchase an aggregate of 6,276,960 shares of the Company’s common stock at $0.625 per share, (ii) the notes issued on January 3, 2014, in the outstanding principal amount of $2,076,000 and all accrued interest thereon, automatically converted into 3,353,437 shares of the Company’s common stock upon the reverse merger at $0.625 per share, together with five year warrants to purchase 3,321,600 shares of common stock at $0.625 per share, (iii) the notes issued in 2013, in the outstanding principal amount of $8,489,036 and all accrued interest thereon, automatically converted into 14,446,777 shares of the Company’s common stock upon the reverse merger at $0.625 per share, together with five year warrants to purchase 14,446,777 shares of common stock at $0.625 per share, (iv) stock options to purchase 15,290,486 shares of Holdings common stock at $0.07 per share were cancelled and substituted with stock options to purchase 6,889,555 shares of the Company’s common stock at $0.155 per share, (v) additional stock options to purchase 20,867,266 shares of the Company’s common stock at $0.625 per share were issued, and (vi) the notes issued in 2008 and 2009, in the outstanding principal amounts of $55,000 and $500,000, respectively, and all accrued interest thereon, were repaid in full. The assets and liabilities of Koffee Korner were distributed in accordance with the terms of a spin-off agreement on the closing date.

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

Common stock – post reverse acquisition

After completion of the reverse merger on February 7, 2014, the Company Amended and Restated its Articles of Incorporation. Under these amendments, the Company is authorized to issue a total of four-hundred million shares of common stock and fifty million shares of preferred stock. Each common stock holder is entitled to one vote. Common stock holders have no conversion rights or liquidation preferences. None of the preferred stock was issued or outstanding at December 31, 2014. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors are authorized to determine or alter the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock.

NOTE 8 – STOCK OPTION PLANS

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2013	15,290,486	$0.07	3.89	$358,662
Exercisable January 1, 2013	14,524,861	$0.07	3.75	$332,052
Granted	-
Exercised	-
Forfeited	-
Outstanding December 31, 2013	15,290,486	$0.07	3.89	$305,810
Exercisable December 31, 2013	15,290,486	$0.07	3.89	$305,810
Canceled	(15,290,486)
Granted	27,756,821
Exercised	(4,506)
Forfeited	-
Outstanding December 31, 2014	27,752,315	$0.51	8.02	$1,963,523
Exercisable December 31, 2014	26,156,553	$0.50	7.95	$1,962,239

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on the date of issue, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the years ended December 31, 2014 and 2013, is presented below:

Non-vested at January 1, 2013	765,625
Granted	-
Vested	(765,625)
Forfeited	-
Non-vested at December 31, 2013	-
Granted	27,756,821
Vested	(26,156,553)
Exercised	(4,506)
Forfeited	-
Non-vested at December 31, 2014	1,595,762

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

During the year period ended December 31, 2014, a stock option to purchase 4,506 shares of the Company’s common stock was exercised at $0.155 per share for a total of $698.

As of December 31, 2014, total unrecognized stock-based compensation expense related to all unvested stock options was $199,468, which is expected to be expensed over a weighted average period of one month.

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding as of December 31, 2014 and 2013, were as follows:

	December 31, 2014	December 31, 2013
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.92% - 5.15%
Expected volatility	112% - 170%	116% - 170%
Expected term	1.1 - 5.5 years	2.5 - 7.5 years

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

The Company recognized $5,917,351 and $9,877, in stock based compensation expense related to options during the years ended December 31, 2014 and 2013, respectively.

NOTE 9 – RESTRICTED STOCK GRANTS

Director stock grants

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

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $411,970 and $0 for the years ended December 31, 2014 and 2013. The remaining balance of $294,264 was classified as deferred compensation in equity as of December 31, 2014.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – RESTRICTED STOCK GRANTS (continued)

Consultant stock grants

On October 30, 2014, the Company granted a consultant 250,000 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $87,500. These shares vested immediately.

Total stock compensation expense recognized as a result of these grants was $87,500 and $0 for the years ended December 31, 2014 and 2013.

NOTE 10 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2013	3,693,971	$0.450	4.81	$-
Exercisable January 1, 2013	3,693,971	$0.450	4.81	$-
Granted	-
Exercised	-
Forfeited	(298,138)
Outstanding December 31, 2013	3,395,833	$0.450	5.28	$-
Exercisable December 31, 2013	3,395,833	$0.450	5.28	$-
Canceled	(3,395,833)
Granted	28,435,782
Exercised	-
Forfeited	-
Outstanding December 31, 2014	28,435,782	$0.643	4.07	$-
Exercisable December 31, 2014	28,435,782	$0.643	4.07	$-

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding as of December 31, 2014 and 2013, were as follows:

	December 31, 2014	December 31, 2013
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.66%	0.62% - 4.59%
Expected volatility	112% - 159%	108% - 167%
Expected term	1.0 - 2.5 years	2.5 - 10.0 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – WARRANTS (continued)

On November 10, 2014, the Company issued a warrant to purchase 30,000 shares of common stock and modified the terms of a warrant to purchase 300,000 shares of common stock. This issuance and modification resulted in additional stock based compensation expense of $20,951.

The Company recognized $5,250,540 and $0, in stock based compensation expense related to warrants during the years ended December 31, 2014 and 2013, respectively.

Warrants issued prior to February 7, 2014, were issued in conjunction with the origination of notes payable and were accounted for as a discount on the related notes. See Note 6 for the expense associated with the issuance of these warrants.

NOTE 11 – RELATED PARTY TRANSACTIONS

Consulting agreement

As part of consulting agreements, a director provided consulting services to the Company. The Company incurred $240,000 and $129,231, in consulting fees to this director for the years ended December 31, 2014 and 2013, respectively.

Amounts payable under these agreements were $210,212 and $216,000, as of December 31, 2014 and 2013, respectively.

NOTE 12 – INCOME TAXES

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

The income tax provision (benefit) is composed of the following at December 31:

	2014			2013
	Federal	State	Total	Federal	State	Total
Current	$-	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-	-
			$-			$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – INCOME TAXES (continued)

The following table presents a reconciliation of the statutory Federal rate and the Company’s effective tax rate for the years ended December 31:

	2014	2013
Tax provision (benefit) at Federal statutory rate	(34.00)%	(34.00)%
Accrued compensation	(0.54)%	1.19%
Accrued interest expense	(1.31)%	0.34%
Stock based compensation	23.34%	0.08%
Depreciation and amortization	(0.08)%	(0.21)%
Other	0.10%	0.05%
Change in valuation allowance	12.49%	32.55%
Effective tax rate	0.00%	0.00%

The effective tax rate for the year ended December 31, 2014 differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities for the years ended December 31:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$11,265,332	$8,879,799
Stock based compensation	4,459,732	611,380
Accrued compensation	1,525,089	1,720,775
Credit carryforwards	124,525	124,525
Amortization	1,755	53,595
Discount amortization	-	630,104
Accrued interest	-	251,167
Gross deferred tax assets	17,376,433	12,271,345
Less valuation allowance	(17,321,688)	(12,188,172)
Net deferred tax assets	54,745	83,173
Deferred tax liabilities:
Depreciation	(54,745)	(68,371)
Gain on sale of assets	-	(14,802)
Gross deferred tax liabilities	(54,745)	(83,173)
Net deferred tax assets	$-	$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – INCOME TAXES (continued)

As of December 31, 2014, the Company had Federal net operating loss carryforward of $29,471,881. The net operating loss carryforward expires at various dates beginning in 2026 if not utilized. In addition, the Company had net operating losses for Hawaii income tax purposes of $25,259,454 as of December 31, 2014, which expire at various dates beginning in 2026 if not utilized. These amounts differ from the Company’s accumulated deficit due to permanent and temporary tax differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of December 31, 2014 and 2013, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of December 31, 2014, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years ended:

	Year ended December 31, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(16,994,625)	60,225,524	$(0.28)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(16,994,625)	60,225,524	$(0.28)

	Year ended December 31, 2013
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(4,361,165)	33,229,093	$(0.13)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(4,361,165)	33,229,093	$(0.13)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive for the years ended:

	December 31, 2014	December 31, 2013
Common stock options	26,156,553	15,290,486
Common stock warrants	28,435,782	-
Total common stock equivalents	54,592,335	15,290,486

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – CONCENTRATION

The Company purchased all of its inventory from one vendor in Germany. Although, there were no purchases from this vendor during the years ended December 31, 2014 and 2013, outstanding payables to this vendor were $86,255 as of December 31, 2014 and December 31, 2013, respectively.

NOTE 15 – LEASES

Lease settlement

On April, 29, 2011, the Company entered into a settlement agreement with a lessor whereby the Company would make monthly payments totaling $614,934 from January 1, 2011 to October 1, 2013, in exchange of a waiver of $786,945 in late and other fees, which was recorded as a gain on debt extinguishment on the 2011 statement of operations. In the event of default, this waived amount would be payable in full in addition to the settlement amount.

Although in default at the end of 2012, the Company subsequently cured and settled the obligation in full on October 1, 2013. The lessor upheld the Satisfaction of Judgment without exercising any of the default provisions.

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease amended on September 7, 2011, and October 30, 2012. This lease expired on October 31, 2014, after which the terms converted to month-to-month. Total rent expense under this agreement as amended was $56,856 and $63,393, for the years ended December 31, 2014 and 2013, respectively.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $28,169 and $27,241, for the years ended December 31, 2014, respectively.

Maturities

Future minimum lease payments under non-cancelable operating leases were $0 at December 31, 2014.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the years ended December 31, 2014 and 2013. The remaining obligation of $10,000 and $20,000 as of December 31, 2014 and December 31, 2013, respectively, is recorded as patent license payable on the consolidated balance sheets.

Employee settlement

As of December 31, 2014 and 2013, the Company owed a former employee a settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the settlement, a stock option previously granted to the former employee was fully vested and extended.

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company's rights related to the development and commercialization of Astaxanthin consumer health products; the Company retains all rights related to Astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such Astaxanthin consumer health products. No royalties were realized from this agreement during the years ended December 31, 2014 and 2013. The license does not prohibit the Company from purchasing Astaxanthin consumer health products from BASF for consumer health applications, similar to any third-party wholesale customer.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2014, consolidated financial statements for subsequent events through March 12, 2015, the date the consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

Short-term loan

On January 28, 2015, the Company received a short term loan in the amount of $30,000. The loan accrues interest at the rate of 3% per annum. Principal and interest are due on April 28, 2015.

Stock issuance

In February and March 2015, the Company sold securities in a self-directed offering in the aggregate amount of $340,000 at $0.30 per unit. Each unit consisted of 1 share of restricted common stock (1,133,331 shares), 2 Class D warrants, each to purchase 1 share of restricted common stock at $0.10 per share, which expire March 31, 2020, and 1 Class E warrant to purchase 3/4 of 1 share of restricted common stock at $0.1667 per share, which expires March 31, 2020. “Most favored nation” rights are available to the purchasers of such units as described in the Subscription Agreement.

Sale of equipment

On December 16, 2014, the Company entered into an agreement to sell laboratory equipment with a net book value of $0 for $95,000. One payment of $85,000 was received on December 26, 2014 with the balance being received on January 7, 2015. Final sale took place upon delivery of the equipment in February 2015.

***

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

55