Form 10-Q
period 2015-03-31
CARDAX, INC.
filed 2015-05-11
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of May 5, 2015, there were 65,803,332 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Financial Statements

Cardax, Inc., and Subsidiary

March 31, 2015 and 2014

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$157,998	$35,696
Inventory	958,575	958,575
Deposits and other assets	91,715	92,829
Prepaid expenses	20,650	19,862
Total current assets	1,228,938	1,106,962

PROPERTY AND EQUIPMENT, net	18,941	20,611

INTANGIBLE ASSETS, net	417,817	419,518

TOTAL ASSETS	$1,665,696	$1,547,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,947,437	$3,555,961
Note payable	30,000	-
Accounts payable	743,716	641,991
Accrued interest	153	-
Fees payable to directors	473,930	418,546
Employee settlement	50,000	50,000
Patent license payable, current	10,000	10,000
Other current liabilities	-	85,004
Total current liabilities	5,255,236	4,761,502

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	5,255,236	4,761,502

STOCKHOLDERS’ DEFICIT
Common stock - $0.001 par value; 400,000,000 shares authorized, 65,102,594 and 63,885,930 shares issued and outstanding as of March 31, 2015, and December 31, 2014, respectively	65,103	63,886
Additional paid-in-capital	47,471,500	46,908,249
Deferred compensation	(117,706)	(294,264)
Accumulated deficit	(51,008,437)	(49,892,282)

Total stockholders’ deficit	(3,589,540)	(3,214,411)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,665,696	$1,547,091

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-months ended March 31,

	2015	2014
	(Unaudited)	(Unaudited)
REVENUES	$-	$-

OPERATING EXPENSES:
Stock based compensation	376,026	9,104,625
Selling, general, and administrative expenses	539,787	1,806,677
Research and development	285,146	250,234
Depreciation and amortization	10,624	7,505

Total operating expenses	1,211,583	11,169,041

Loss from operations	(1,211,583)	(11,169,041)

OTHER INCOME (EXPENSES):
Interest expense	(153)	(117,042)
Interest income	581	1,154
Gain on sale of assets	95,000	-

Total other income (expenses)	95,428	(115,888)

Loss before provision for income taxes	(1,116,155)	(11,284,929)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,116,155)	$(11,284,929)

NET LOSS PER SHARE
Basic	$(0.02)	$(0.22)
Diluted	$(0.02)	$(0.22)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	64,269,818	50,346,094
Diluted	64,269,818	50,346,094

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-months ended March 31,

	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,116,155)	$(11,284,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,624	7,505
Stock based compensation	376,026	9,104,625
Amortization of debt discount	-	4,592
Gain on sale of assets	(95,000)	-
Changes in assets and liabilities:
Deposits and other assets	1,114	2,356
Prepaid expenses	(788)	(46,884)
Accrued payroll and payroll related expenses	391,472	(266,854)
Accounts payable	101,725	(97,449)
Accrued interest	153	(101,553)
Fees payable to directors	55,384	(43,750)
Other current liabilities	-	(12,613)
Net cash used in operating activities	(275,445)	(2,734,954)

Cash flows from investing activities:
Proceeds from sale of property and equipment	10,000	-
Expenditures on patents	(7,253)	(1,292)
Net cash used in investing activities	2,747	(1,292)

Cash flows from financing activities:
Proceeds from the issuance of common stock	365,000	3,923,100
Proceeds from the issuances of notes payable	30,000	2,076,000
Repayment of principal on notes payable	-	(550,408)

Net cash provided by financing activities	395,000	5,448,692

NET INCREASE IN CASH	122,302	2,712,446

Cash at the beginning of the year	35,696	222,410

Cash at the end of the period	$157,998	$2,934,856

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into common stock	$-	$11,125,167

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$188,382
Cash paid for income taxes	$-	$-

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

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

On August 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with its principal stockholder, Holdings, pursuant to which Holdings will merge with and into the Company (the “Holdings Merger”). There will not be any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings will receive shares of the Company’s newly issued preferred stock that will automatically convert, without charge, into an aggregate number of shares of the Company’s common stock that are held by Holdings on the date of the closing of the Holdings Merger and the Company’s restricted shares of common stock held by Holdings will be cancelled. Accordingly, there will not be any change to the Company’s capitalization due to the Holdings Merger. As of March 31, 2015, the Holdings Merger had not been completed.

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,116,155 and $11,284,929 for the three-months ended March 31, 2015 and 2014, respectively, and has incurred losses since inception resulting in an accumulated deficit of $51,008,437 as of March 31, 2015, and has had negative cash flows from operating activities since inception. The Company anticipates further losses in the development of its business. As a result of these and other factors, the Company’s independent registered public accounting firm has determined there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2015 and 2014. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

The results for the three-month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the years ending December 31, 2015 and 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the current report on Form 10-K filed on March 13, 2015.

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

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	March 31, 2015	December 31, 2014
Processed materials	$958,575	$958,575
Total inventories	$958,575	$958,575

At March 31, 2015, and December 31, 2014, inventory in the amount of $924,452 is stored at one of the Company’s suppliers, which is located in Germany, with the balance of the inventory maintained in the United States.

During the year ended December 31, 2014, the Company utilized $28,099 in Astaxanthin as part of commercial product research and development.

The Company has determined that no inventory reserves are necessary as of March 31, 2015, and December 31, 2014.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	March 31, 2015	December 31, 2014
Information technology equipment	$31,892	$31,892
Furniture and office equipment	10,161	10,161
	42,053	42,053
Less accumulated depreciation	(23,112)	(21,442)
Total property and equipment, net	$18,941	$20,611

Depreciation expense was $1,670 and $1,728, for the three-months ended March 31, 2015 and 2014, respectively.

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

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	March 31, 2015	December 31, 2014
Patents	$393,370	$393,370
Less accumulated amortization	(209,226)	(200,272)
	184,144	193,098
Patents pending	233,673	226,420
Total intangible assets, net	$417,817	$419,518

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $8,954 and $5,777, for the three-months ended March 31, 2015 and 2014, respectively.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – NOTE PAYABLE

On January 28, 2015, the Company received a short term loan in the amount of $30,000. The loan accrues interest at the rate of 3% per annum. Principal and interest are due on April 28, 2015. Interest accrued and expensed on this short term loan was $153 as of and for the three-months ended March 31, 2015.

Please refer to Note 17, Subsequent Events, for the current status of this note payable.

NOTE 7 – STOCK ISSUANCE

In February and March 2015, the Company sold securities in a self-directed offering in the aggregate amount of $365,000 at $0.30 per unit. Each unit consisted of 1 share of restricted common stock (1,216,664 shares), 2 Class D warrants, each to purchase 1 share of restricted common stock at $0.10 per share, which expire March 31, 2020, and 1 Class E warrant to purchase 3/4 of 1 share of restricted common stock at $0.1667 per share, which expires March 31, 2020. “Most favored nation” rights are available to the purchasers of such units as described in the Subscription Agreement.

As of March 31, 2015, the Company has 65,102,594 shares issued and outstanding.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2014	15,290,486	$0.07	3.89	$358,662
Exercisable January 1, 2014	15,290,486	$0.07	3.89	$305,810
Canceled	(15,290,486)
Granted	27,756,821
Exercised	(4,506)
Forfeited	-
Outstanding December 31, 2014	27,752,315	$0.51	8.02	$1,963,523
Exercisable December 31, 2014	26,156,553	$0.50	7.95	$1,962,239
Canceled	-
Granted	-
Exercised	-
Forfeited	-
Outstanding March 31, 2015	27,752,315	$0.51	7.77	$2,712,885
Exercisable March 31, 2015	27,752,315	$0.51	7.77	$2,712,885

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on the date of issue, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the three-months ended March 31, 2015 and year ended December 31, 2014, is presented below:

Non-vested at January 1, 2014	-
Granted	27,756,821
Vested	(26,156,553)
Exercised	(4,506)
Forfeited	-
Non-vested at December 31, 2014	1,595,762
Granted	-
Vested	(1,595,762)
Exercised	-
Forfeited	-
Non-vested at March 31, 2015	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.12% - 1.47%
Expected volatility	112% - 170%	112% - 170%
Expected term	1.1 - 5.5 years	1.1 - 5.5 years

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

The Company recognized $199,468 and $3,886,646, in stock based compensation expense related to options during the three-months ended March 31, 2015 and 2014, respectively.

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

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $176,558 and $0 for the three-months ended March 31, 2015 and 2014. The remaining balance of $117,706 was classified as deferred compensation in equity as of March 31, 2015.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2014	3,395,833	$0.450	5.28	$-
Exercisable January 1, 2014	3,395,833	$0.450	5.28	$-
Canceled	(3,395,833)
Granted	28,435,782
Exercised	-
Forfeited	-
Outstanding December 31, 2014	28,435,782	$0.643	4.07	$-
Exercisable December 31, 2014	28,435,782	$0.643	4.07	$-
Canceled	-
Granted	3,345,828	$0.118	5.00
Exercised	-
Forfeited	-
Outstanding March 31, 2015	31,781,610	$0.588	3.95	$675,218
Exercisable March 31, 2015	31,781,610	$0.588	3.95	$675,218

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.66%	0.12% - 0.66%
Expected volatility	112% - 159%	112% - 159%
Expected term	1.0 - 2.5 years	1.0 - 2.5 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – RELATED PARTY TRANSACTIONS

Consulting agreement

As part of consulting agreements, a director provided consulting services to the Company. The Company incurred $64,615, in consulting fees to this director for the three-months ended March 31, 2015 and 2014.

Amounts payable under these agreements were $265,597 and $210,212, as of March 31, 2015 and December 31, 2014, respectively.

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

The effective tax rate for the three-months ended March 31, 2015 and 2014, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of March 31, 2015, and December 31, 2014, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of March 31, 2015 and December 31, 2014, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share for the three-months ended:

	Three-months ended March 31, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,116,155)	64,269,818	$(0.02)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,116,155)	64,269,818	$(0.02)

	Three-months ended March 31, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(11,284,929)	50,346,094	$(0.22)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(11,284,929)	50,346,094	$(0.22)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive for the years ended:

	March 31, 2015	March 31, 2014
Common stock options	27,752,315	18,980,238
Common stock warrants	31,781,610	28,405,782
Total common stock equivalents	59,533,925	47,386,020

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – CONCENTRATION

The Company purchased all of its inventory from one vendor in Germany. Although, there were no purchases from this vendor during the three-months ended March 31, 2015 and 2014, outstanding payables to this vendor were $86,255 as of March 31, 2015 and 2014, respectively.

NOTE 15 – LEASES

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease amended on September 7, 2011, and October 30, 2012. This lease expired on October 31, 2014, after which the terms converted to month-to-month. The Company vacated the space in February 2015. Total rent expense under this agreement as amended was $11,354 and $15,610, for the three-months ended March 31, 2015 and 2014, respectively.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $7,164 and $6,965, for the three-months ended March 31 2015 and 2014, respectively.

NOTE 16 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the three-months ended March 31, 2015 and 2014. The remaining obligation of $10,000 as of March 31, 2015 and December 31, 2014, respectively, is recorded as patent license payable on the condensed consolidated balance sheets.

Employee settlement

As of March 31, 2015 and December 31, 2014, the Company owed a former employee a settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the settlement, a stock option previously granted to the former employee was fully vested and extended.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16 – COMMITMENTS (continued)

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company’s rights related to the development and commercialization of Astaxanthin consumer health products; the Company retains all rights related to Astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such Astaxanthin consumer health products. No royalties were realized from this agreement during the three-months ended March 31, 2015 and 2014. The license does not prohibit the Company from purchasing Astaxanthin consumer health products from BASF for consumer health applications, similar to any third-party wholesale customer.

Capsugel agreement

On August 18, 2014, the Company entered into a collaboration agreement with Capsugel US, LLC (“Capsugel”) for the joint commercial development of Astaxanthin products for the consumer health market that contain nature-identical synthetic Astaxanthin and use Capsugel’s proprietary formulation technology, which is expected to increase the oral bioavailability of Astaxanthin. The agreement provides for the parties to jointly administer activities under a product development plan that will include identifying at least one mutually acceptable third party marketer who will further develop, market and distribute consumer health, nature-identical synthetic Astaxanthin products developed under the collaboration. Capsugel will share revenues with the Company based on net sales of products that are developed under the collaboration. No revenues were realized from this agreement during the three-months ended March 31, 2015 and 2014.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2015, condensed consolidated financial statements for subsequent events through May 5, 2015, the date the condensed consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

Majority stockholder approval

On April 16, 2015, the majority stockholder of the Company approved an increase in the Company’s 2014 Equity Compensation Plan by 15 million shares.

Stock issuance

In April and May 2015, the Company continued to sell securities in a self-directed offering in the aggregate amount of $210,222 at $0.30 per unit. Each unit consisted of 1 share of restricted common stock (700,738 shares), 2 Class D warrants, each to purchase 1 share of restricted common stock at $0.10 per share, which expire March 31, 2020, and 1 Class E warrant to purchase 3/4 of 1 share of restricted common stock at $0.1667 per share, which expires March 31, 2020. “Most favored nation” rights are available to the purchasers of such units as described in the Subscription Agreement.

Warrant issuance

On April 20, 2015, the Company issued a warrant to a service provider to purchase 50,000 shares of common stock at $0.30 per share, which expires March 31, 2020.

Note conversion

On April 28, 2015, proceeds payable under a promissory note in the principal amount of $30,000 with accrued interest of $222 were used fund the subscription price of securities sold by the Company in a self-directed offering as described above.

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

Corporate Overview and History

We acquired Cardax Pharma, Inc. (“Pharma”) and its life science business through the merger of Cardax Acquisition, Inc. (“Cardax Sub”), our wholly-owned transitory subsidiary (“Cardax Sub”), with and into Pharma on February 7, 2014 (the “Merger”), and a stock purchase agreement. As a result of these transactions, Pharma became our wholly-owned subsidiary. The only consideration that we paid under the stock purchase agreement and the Merger was shares of our Common Stock. On May 31, 2013, Pharma acquired all of the assets and assumed all of the liabilities of Cardax Pharmaceuticals, Inc. (“Holdings”). Accordingly, we have two predecessors: Pharma and Pharma’s predecessor, Holdings. Prior to the February 7, 2014 effective date of the Merger, we operated under the name “Koffee Korner Inc.” and our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. On August 28, 2014, we entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with our principal stockholder, Holdings, pursuant to which Holdings will merge with and into the Company (the “Holdings Merger”). There will not be any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings will receive shares of our newly issued preferred stock that will automatically convert, without charge, into an aggregate number of shares of our common stock that are held by Holdings on the date of the closing of the Holdings Merger and our restricted shares of common stock held by Holdings will be cancelled. Accordingly, there will not be any change to our capitalization due to the Holdings Merger. As of March 31, 2015, the Holdings Merger had not been completed.

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

At present we are not able to estimate if or when we will be able to generate sustained revenues. Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Results of Operations for the Three-months Ended March 31, 2015 and 2014:

The following table reflects our operating results for the three-months ended March 31, 2015 and 2014:

Operating Summary	Three-months ended March 31, 2015	Three-months ended March 31, 2014
Revenues	$-	$-
Operating Expenses	(1,211,583)	(11,169,041)
Net Operating Loss	(1,211,583)	(11,169,041)
Other Income (Expenses)	95,428	(115,888)
Net Loss	$(1,116,155)	$(11,284,929)

Operating Summary

We are a pre-revenue life sciences company with limited operations and had no revenues for the three-months ended March 31, 2015 and 2014.

Operating expenses were $1,211,583 and $11,169,041 for the three-months ended March 31, 2015 and 2014, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $376,026 and $9,104,625 in stock based compensation for the three-months ended March 31, 2015 and 2014, respectively.

Other income (expenses) were $95,428 and $(115,888) for the three-months ended March 31, 2015 and 2014, respectively. For the three-months ended March 31, 2015, other income primarily consisted of a gain on the sale of assets of $95,000. For the three-months ended March 31, 2014, other expenses primarily consisted of interest expense on notes payable of $117,042. Included in interest expense were $0 and $4,592 in amortization of notes payable discounts for the three-months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the three-months ended March 31, 2015 and 2014, we used cash in operating activities of $275,445 and $2,734,954, respectively, and incurred a net loss of $1,116,155, and $11,284,929, respectively.

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

It is estimated that our limited available cash resources as of the date of this Quarterly Report on Form 10-Q, would be sufficient to continue operations on a limited budget only through June 30, 2015. We intend to raise additional capital that would fund our operations through at least December 31, 2015. We are currently negotiating the terms of additional financing with investors and are considering a private placement of our common stock and warrants to purchase common stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;

●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and

●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

Cash Flow Summary	Three-months ended March 31, 2015	Three-months ended March 31, 2014
Net Cash Used in Operating Activities	$(275,445)	$(2,734,954)
Net Cash Provided by (Used in) Investing Activities	2,747	(1,292)
Net Cash Provided by Financing Activities	395,000	5,448,692
Net Cash Increase for Period	122,302	2,712,446
Cash at Beginning of Year	35,696	222,410
Cash at End of Period	$157,998	$2,934,856

Cash Flows from Operating Activities

During the three-months ended March 31, 2015 and 2014, our operating activities primarily consisted of payments to, or accruals for payments to, employees, directors, and consultants, for services related to research and development and administration. The decrease in net cash used in operating activities of $2,459,509 was primarily attributable to (i) limited cash resources, which increased accounts payables and accrued expenses by $1,058,340 during the three-months ended March 31, 2015, and (ii) non-recurring expenses in the amount of $1,261,149 incurred during the three-months ended March 31, 2014 in connection with the Merger and financing activities.

Cash Flows from Investing Activities

During the three-months ended March 31, 2015 and 2014, our investing activities were primarily related to proceeds from the sale of equipment and expenditures on patents.

Cash Flows from Financing Activities

During the three-months ended March 31, 2015 and 2014, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt and common stock. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We entered into separate subscription agreements, registration rights agreements and warrant purchase agreements (each, a “Purchase Agreement”), by and between the Company and investors (each a “Purchaser” and collectively, the “Purchasers”) pursuant to which the Company issued and sold to the Purchasers shares of the Company’s common stock and Class D Warrants and E Warrants (each, a “Warrant” and, collectively, the “Warrants”) to purchase shares of the Company’s common stock.

Under the Purchase Agreements, each of the Purchasers purchased units (the “Unit”) that consisted of: (A) shares of the Company’s common stock at a price per share of $0.30, (B) two (2) Class D warrants, each to purchase one (1) share of the Company’s common stock at a price per share of $0.10, and (C) one (1) Class E warrant to purchase three-quarters (3/4) of one (1) share of the Company’s common stock at a price per share of $0.1667. The Class D warrants and the Class E warrants will expire March 31, 2020. In the calendar year to date (through May 5, 2015), we have sold an aggregate of 1,917,402 Units for an aggregate purchase price of $575,222. No placement agent or broker dealer was used or participated in any offering or sale of the Units.

The offering of the Units was made in a transaction that is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and the provisions of Regulation D or Regulation S that is promulgated under the Securities Act. The Company may continue to offer securities and may use a placement agent or broker dealer in any such offering.

This Quarterly Report on Form 10-Q does not constitute an offer to sell, or a solicitation to purchase, any of our securities.

Under the terms of the Registration Rights Agreement, the Company has agreed to register the common stock that is issued in the Unit and the shares underlying the Warrants shortly after March 31, 2016 or, if earlier, in connection with any registration rights that may be granted by us in an offering of securities of $250,000 or more on or prior to March 31, 2016 (a “Qualified Financing”). The Subscription Agreement also includes “most favored nation” rights to the purchasers of the Units in the event the Company issues stock on terms more favorable to the purchaser in a Qualified Financing.

The foregoing summary of the Subscription Agreement, Registration Rights Agreement, and Warrants does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, which were filed with our Current Report on Form 8-K on March 9, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Due to important personal reasons, Tamar Howson has decided to reduce her commercial activities and will resign from our Board of Directors effective May 30, 2015. This matter is not related in any way to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Item 6. Exhibits.

Exhibit No.	Description

10.1(1)	Form of Registration Rights Agreement

10.2(1)	Form of Subscription Agreement

10.3(1)	Form of Class D Warrant

10.4(1)	Form of Class E Warrant

31.1(2)	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company dated March 9, 2015.
(2)	Filed herewith.
(3)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2015

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

