Form 10-Q
period 2015-06-30
CARDAX, INC.
filed 2015-08-11
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Yes [  ] No [X]

As of August 7, 2015, there were 67,831,104 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

June 30, 2015 and 2014

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$585,676	$35,696
Inventory	958,575	958,575
Deposits and other assets	87,134	92,829
Prepaid expenses	17,754	19,862

Total current assets	1,649,139	1,106,962

PROPERTY AND EQUIPMENT, net	17,272	20,611

INTANGIBLE ASSETS, net	423,642	419,518

TOTAL ASSETS	$2,090,053	$1,547,091

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,490,267	$3,555,961
Accounts payable	643,340	651,991
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000
Other current liabilities	-	85,004

Total current liabilities	4,602,153	4,761,502

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,602,153	4,761,502

STOCKHOLDERS' DEFICIT
Common stock - $0.001 par value; 400,000,000 shares authorized, 67,747,771 and 63,885,930 shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively	67,748	63,886
Additional paid-in-capital	49,012,854	46,908,249
Deferred compensation	-	(294,264)
Accumulated deficit	(51,592,702)	(49,892,282)

Total stockholders' deficit	(2,512,100)	(3,214,411)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,090,053	$1,547,091

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the

	Three-months ended		Six-months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Stock based compensation	485,842	892,576	1,277,509	9,997,201
Selling, general, and administrative expenses	87,771	804,587	415,041	2,602,556
Research and development	54,078	313,353	136,100	563,587
Depreciation and amortization	4,376	11,256	15,000	18,761

Total operating expenses	632,067	2,021,772	1,843,650	13,182,105

Loss from operations	(632,067)	(2,021,772)	(1,843,650)	(13,182,105)

OTHER INCOME (EXPENSES):
Interest expense	(989)	-	(1,142)	(117,042)
Other expenses	-	(2,808)	-	(11,516)
Interest income	587	1,084	1,168	2,238
Other income	48,204	-	48,204	-
Gain on sale of assets	-	2,426	95,000	2,426

Total other income (expenses)	47,802	702	143,230	(123,894)

Loss before provision for income taxes	(584,265)	(2,021,070)	(1,700,420)	(13,305,999)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(584,265)	$(2,021,070)	$(1,700,420)	$(13,305,999)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.03)	$(0.03)	$(0.23)
Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.23)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	65,734,606	62,953,471	65,006,258	56,684,609
Diluted	65,734,606	62,953,471	65,006,258	56,684,609

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended June 30,

	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,700,420)	$(13,305,999)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	15,000	18,761
Stock based compensation	514,399	9,997,201
Amortization of debt discount	-	4,592
Gain on sale of assets	(95,000)	(2,426)
Changes in assets and liabilities:
Deposits and other assets	5,695	2,578
Prepaid expenses	2,108	(52,421)
Accrued payroll and payroll related expenses	697,412	(183,496)
Accounts payable	(8,651)	(106,538)
Accrued interest	222	(101,553)
Fees payable to directors	-	(44,792)
Other current liabilities	-	(12,613)

Net cash used in operating activities	(569,235)	(3,786,706)

Cash flows from investing activities:
Proceeds from sale of property and equipment	10,000	2,426
Expenditures on patents	(15,785)	(9,135)

Net cash used in investing activities	(5,785)	(6,709)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,095,000	3,923,100
Proceeds from the issuances of notes payable	30,000	2,076,000
Repayment of principal on notes payable	-	(550,408)

Net cash provided by financing activities	1,125,000	5,448,692

NET INCREASE IN CASH	549,980	1,655,277

Cash at the beginning of the year	35,696	222,410

Cash at the end of the period	$585,676	$1,877,687

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into common stock	$30,222	$11,125,167
Conversion of accrued payroll and payroll related expenses into stock options	$763,110	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$188,382
Cash paid for income taxes	$-	$-

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

On August 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with its principal stockholder, Holdings, pursuant to which Holdings will merge with and into the Company (the “Holdings Merger”). There will not be any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings will receive shares of the Company’s newly issued preferred stock that will automatically convert, without charge, into an aggregate number of shares of the Company’s common stock that are held by Holdings on the date of the closing of the Holdings Merger and the Company’s restricted shares of common stock held by Holdings will be cancelled. Accordingly, there will not be any change to the Company’s capitalization due to the Holdings Merger. As of June 30, 2015, the Holdings Merger had not been completed.

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $584,265 and $1,700,420 for the three and six-months ended June 30, 2015, respectively, and a net loss of $2,021,070 and $13,305,999 for the three and six-months ended June 30, 2014, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $51,592,702 as of June 30, 2015, and has had negative cash flows from operating activities since inception. The Company anticipates further losses in the development of its business. As a result of these and other factors, the Company’s independent registered public accounting firm has determined there is substantial doubt about the Company’s ability to continue as a going concern.

In addition to the $1,125,000 raised during the first six-months of 2015, the Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2015 and 2014.

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

The results for the three-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the current report on Form 10-K filed on March 13, 2015.

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

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	June 30, 2015	December 31, 2014
Processed materials	$958,575	$958,575
Total inventories	$958,575	$958,575

At June 30, 2015, and December 31, 2014, inventory in the amount of $924,452 is stored at one of the Company’s suppliers, which is located in Germany, with the balance of the inventory maintained in the United States.

During the year ended December 31, 2014, the Company utilized $28,099 in Astaxanthin as part of commercial product research and development.

The Company has determined that no inventory reserves are necessary as of June 30, 2015, and December 31, 2014.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	June 30, 2015	December 31, 2014
Information technology equipment	$31,892	$31,892
Furniture and office equipment	10,161	10,161
	42,053	42,053
Less accumulated depreciation	(24,781)	(21,442)
Total property and equipment, net	$17,272	$20,611

Depreciation expense was $1,668 and $3,338, for the three and six-months ended June 30, 2015, respectively. Depreciation expense was $1,730 and $3,458, for the three and six-months ended June 30, 2014, respectively.

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

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	June 30, 2015	December 31, 2014
Patents	$393,370	$393,370
Less accumulated amortization	(211,934)	(200,272)
	181,436	193,098
Patents pending	242,206	226,420
Total intangible assets, net	$423,642	$419,518

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $2,708 and $11,662, for the three and six-months ended June 30, 2015, respectively. Amortization expense was $9,526 and $15,303, for the three and six-months ended June 30, 2014, respectively.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – NOTE PAYABLE

On January 28, 2015, the Company received a short-term loan of $30,000. The loan accrued interest at the rate of 3% per annum. Principal and interest were due on April 28, 2015. Interest accrued and expensed on this short-term loan was $69 and $222 for the three and six-months ended June 30, 2015, respectively.

This note and accrued interest were converted on April 28, 2015 into securities of the Company at $0.30 per unit. Each unit consisted of one share of restricted common stock (100,739 shares), two Class D warrants, each to purchase one share of restricted common stock at $0.10 per share, which expire March 31, 2020, and one Class E warrant to purchase three-fourths of one share of restricted common stock at $0.1667 per share, which expires March 31, 2020. “Most favored nation” rights are available to the purchaser of such units as described in the Subscription Agreement.

NOTE 7 – STOCK ISSUANCE

During the six-months ended June 30, 2015, the Company sold securities in a self-directed offering in the aggregate amount of $1,125,222 at $0.30 per unit, which included the conversion of the $30,000 note payable and $222 in accrued interest. Each unit consisted of one share of restricted common stock (3,750,729 shares), two Class D warrants, each to purchase one share of restricted common stock at $0.10 per share, which expire March 31, 2020, and one Class E warrant to purchase three-fourths of one share of restricted common stock at $0.1667 per share, which expires March 31, 2020. “Most favored nation” rights are available to the purchasers of such units as described in the Subscription Agreement.

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

On February 7, 2014, the Company adopted the 2014 Equity Compensation Plan. Under this plan, the Company may issue options to purchase shares of common stock to employees, directors, advisors, and consultants. The aggregate number of shares that may be issued under this plan is 30,420,148. On April 16, 2015, the majority stockholder of the Company approved an increase in the Company’s 2014 Equity Compensation Plan by 15 million shares.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2014	15,290,486	$0.07	3.89	$358,662
Exercisable January 1, 2014	15,290,486	$0.07	3.89	$305,810
Canceled	(15,290,486)
Granted	27,756,821
Exercised	(4,506)
Forfeited	-
Outstanding December 31, 2014	27,752,315	$0.51	8.02	$1,963,523
Exercisable December 31, 2014	26,156,553	$0.50	7.95	$1,962,239
Canceled	-
Granted	4,652,076
Exercised	-
Forfeited	-
Outstanding June 30, 2015	32,404,391	$0.47	7.16	$309,827
Exercisable June 30, 2015	32,404,391	$0.47	7.16	$309,827

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on June 30, 2015, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the six-months ended June 30, 2015 and year ended December 31, 2014, is presented below:

Non-vested at January 1, 2014	-
Granted	27,756,821
Vested	(26,156,553)
Exercised	(4,506)
Forfeited	-
Non-vested at December 31, 2014	1,595,762
Granted	4,652,076
Vested	(6,247,838)
Exercised	-
Forfeited	-
Non-vested at June 30, 2015	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.12% - 1.47%
Expected volatility	112% - 170%	112% - 170%
Expected term	1.1 - 5.5 years	1.1 - 5.5 years

The expected volatility was calculated based on the historical volatilities of publicly traded peer companies, determined by the Company. The risk free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. Due to a lack of historical information needed to estimate the Company’s expected term, it was estimated using the simplified method allowed under ASC No. 718. In calculating the number of options issued in the three-months ended June 30, 2015, the Company used assumptions comparable to December 31, 2014, with a 20-day weighted average stock price.

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

The Company recognized $347,468 and $962,578 in stock based compensation expense related to options during the three and six-months ended June 30, 2015, respectively. Of these amounts, $347,468 and $763,110 were related to options issued to employees, directors, and consultants in lieu of salaries, wages, and fees accrued for services during the three and six-months ended June 30, 2015, respectively. The Company recognized $831,195 and $4,717,841, in stock based compensation expense during the three and six-months ended June 30, 2014, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2014	3,395,833	$0.45	5.28	$-
Exercisable January 1, 2014	3,395,833	$0.45	5.28	$-
Canceled	(3,395,833)
Granted	28,435,782
Exercised	-
Forfeited	-
Outstanding December 31, 2014	28,435,782	$0.64	4.07	$-
Exercisable December 31, 2014	28,435,782	$0.64	4.07	$-
Canceled	-
Granted	10,364,512
Exercised	-
Forfeited	-
Outstanding June 30, 2015	38,800,294	$0.50	3.89	$843,820
Exercisable June 30, 2015	38,800,294	$0.50	3.89	$843,820

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.86%	0.12% - 0.66%
Expected volatility	102% - 159%	112% - 159%
Expected term	1.0 - 2.5 years	1.0 - 2.5 years

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

The Company recognized $4,000 in stock based compensation expense related to warrants for the three and six-months ended June 30, 2015. The Company recognized $11,610 and $5,229,589, in stock based compensation expense related to warrants during the three and six-months ended June 30, 2014, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – RELATED PARTY TRANSACTIONS

Executive chairman agreement

As part of an executive chairman agreement, a director provided services to the Company. The Company incurred $37,500 and $102,115 in fees to this director for the three and six-months ended June 30, 2015, of which $92,885 was paid in stock options. The Company incurred $55,385 and $120,000, in fees to this director for the three and six-months ended June 30, 2014, respectively. This agreement was amended on April 1, 2015. Under the terms of this amendment, this director now receives $37,500 in equity instruments issued in arrears as compensation.

Amounts payable to this director under previous agreements was $293,546 as of June 30, 2015 and December 31, 2014.

Director stock grants

On June 16, 2014, the Company granted its independent directors an aggregate of 642,200 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $597,246. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on June 1, 2014 and were fully vested at the end of one full year.

On July 14, 2014, the Company granted its independent directors an aggregate of 134,553 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $108,988. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on June 1, 2014 and were fully vested at the end of one full year.

On June 30, 2015, the Company granted its independent directors an aggregate of 111,112 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $16,667. These shares were fully vested upon issuance.

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $134,373 and $310,931 for the three and six-months ended June 30, 2015, respectively. Total stock compensation expense recognized as a result of these grants was $49,771 for the three and six-months ended June 30, 2014.

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

The effective tax rate for the periods ended June 30, 2015 and 2014, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of June 30, 2015, and December 31, 2014, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – INCOME TAXES (continued)

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

As of June 30, 2015 and December 31, 2014, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share for the three-months ended:

	Three-months ended June 30, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(584,265)	65,734,606	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(584,265)	65,734,606	$(0.01)

	Three-months ended June 30, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(2,021,070)	62,953,471	$(0.03)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(2,021,070)	62,953,471	$(0.03)

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (continued)

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the six-months ended:

	Six-months ended June 30, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,700,420)	65,006,258	$(0.03)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,700,420)	65,006,258	$(0.03)

	Six-months ended June 30, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(13,305,999)	56,684,609	$(0.23)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(13,305,999)	56,684,609	$(0.23)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive for the years ended:

	June 30, 2015	June 30, 2014
Common stock options	32,404,391	21,373,845
Common stock warrants	38,800,294	28,405,782
Total common stock equivalents	71,204,685	49,779,627

NOTE 13 – CONCENTRATION

The Company purchased all of its inventory from one vendor in Germany. Although, there were no purchases from this vendor during the three and six-months ended June 30, 2015 and 2014, outstanding payables to this vendor were $86,255 as of June 30, 2015, and December 31, 2014.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – LEASES

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease amended on September 7, 2011, and October 30, 2012. This lease expired on October 31, 2014, after which the terms converted to month-to-month. The Company vacated the space in February 2015. Total rent expense under this agreement as amended was $759 and $12,112, for the three and six-months ended June 30, 2015, respectively. The $759 of rent expense for the three-months ended June 30, 2015 is related to the write off of a non-refunded portion of their security deposit. Total rent expense under this agreement as amended was $17,012 and $32,622, for the three and six-months ended June 30, 2014, respectively.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $7,914 and $15,828, for the three and six-months ended June 30 2015, respectively. Total rent expense under this agreement as amended was $11,150 and $20,036, for the three and six-months ended June 30, 2013, respectively.

NOTE 15 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the three and six-months ended June 30, 2015 and 2014. The remaining obligation of $20,000 and $20,000 as of June 30, 2015 and December 31, 2014, respectively, is recorded as a part of accounts payable on the condensed consolidated balance sheets.

Employee settlement

As of June 30, 2015 and December 31, 2014, the Company owed a former employee a severance settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the severance settlement, a stock option previously granted to the former employee was fully vested and extended.

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company's rights related to the development and commercialization of Astaxanthin consumer health products; the Company retains all rights related to Astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such Astaxanthin consumer health products. No royalties were realized from this agreement during the three and six-months ended June 30, 2015 and 2014. The license does not prohibit the Company from purchasing Astaxanthin consumer health products from BASF for consumer health applications, similar to any third-party wholesale customer.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15 – COMMITMENTS (continued)

Capsugel agreement

On August 18, 2014, the Company entered into a collaboration agreement with Capsugel US, LLC (“Capsugel”) for the joint commercial development of Astaxanthin products for the consumer health market that contain nature-identical synthetic Astaxanthin and use Capsugel’s proprietary formulation technology, which is expected to increase the oral bioavailability of Astaxanthin. The agreement provides for the parties to jointly administer activities under a product development plan that will include identifying at least one mutually acceptable third party marketer who will further develop, market and distribute consumer health, nature-identical synthetic Astaxanthin products developed under the collaboration. Capsugel will share revenues with the Company based on net sales of products that are developed under the collaboration. No revenues were realized from this agreement during the three and six-months ended June 30, 2015 and 2014.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2015, condensed consolidated financial statements for subsequent events through August 7, 2015, the date the condensed consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

Stock issuance

In July 2015, the Company continued to sell securities in a self-directed offering in the aggregate amount of $25,000 at $0.30 per unit. Each unit consisted of 1 share of restricted common stock (83,333 shares), 2 Class D warrants, each to purchase 1 share of restricted common stock at $0.10 per share, which expire March 31, 2020, and 1 Class E warrant to purchase 3/4 of 1 share of restricted common stock at $0.1667 per share, which expires March 31, 2020. “Most favored nation” rights are available to the purchasers of such units as described in the Subscription Agreement

***

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

Corporate Overview and History

We acquired Cardax Pharma, Inc. (“Pharma”) and its life science business through the merger of Cardax Acquisition, Inc. (“Cardax Sub”), our wholly-owned transitory subsidiary (“Cardax Sub”), with and into Pharma on February 7, 2014 (the “Merger”), and a stock purchase agreement. As a result of these transactions, Pharma became our wholly-owned subsidiary. The only consideration that we paid under the stock purchase agreement and the Merger was shares of our Common Stock. On May 31, 2013, Pharma acquired all of the assets and assumed all of the liabilities of Cardax Pharmaceuticals, Inc. (“Holdings”). Accordingly, we have two predecessors: Pharma and Pharma’s predecessor, Holdings. Prior to the February 7, 2014 effective date of the Merger, we operated under the name “Koffee Korner Inc.” and our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. On August 28, 2014, we entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with our principal stockholder, Holdings, pursuant to which Holdings will merge with and into the Company (the “Holdings Merger”). There will not be any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings will receive shares of our newly issued preferred stock that will automatically convert, without charge, into an aggregate number of shares of our common stock that are held by Holdings on the date of the closing of the Holdings Merger and our restricted shares of common stock held by Holdings will be cancelled. Accordingly, there will not be any change to our capitalization due to the Holdings Merger. As of June 30, 2015, the Holdings Merger had not been completed.

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

Results of Operations

Results of Operations for the Three and Six-months Ended June 30, 2015 and 2014:

The following table reflects our operating results for the three and six-months ended June 30, 2015 and 2014:

Operating Summary	Three-months ended June 30, 2015	Three-months ended June 30, 2014	Six-months ended June 30, 2015	Six-months ended June 30, 2014
Revenues	$-	$-	$-	$-
Operating Expenses	(632,067)	(2,021,772)	(1,843,650)	(13,182,105)
Net Operating Loss	(632,067)	(2,021,772)	(1,843,650)	(13,182,105)
Other Income (Expenses)	47,802	702	143,230	(123,894)
Net Loss	$(584,265)	$(2,021,070)	$(1,700,420)	$(13,305,999)

Operating Summary for the Three-Month Periods Ended June 30, 2015 and 2014

We are a pre-revenue life sciences company with limited operations and had no revenues for the three-months ended June 30, 2015 and 2014.

Operating expenses were $632,067 and $2,021,772 for the three-months ended June 30, 2015 and 2014, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $485,842 and $892,576 in stock based compensation for the three-months ended June 30, 2015 and 2014, respectively.

Other income was $47,802 and $702 for the three-months ended June 30, 2015 and 2014, respectively. For the three-months ended June 30, 2015, other income primarily consisted of a reversal of estimated accrued liabilities of $48,204.

Operating Summary for the Six-Month Periods Ended June 30, 2015 and 2014

We are a pre-revenue life sciences company with limited operations and had no revenues for the six-months ended June 30, 2015 and 2014.

Operating expenses were $1,843,650 and $13,182,105 for the six-months ended June 30, 2015 and 2014, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $1,277,509 and $9,997,201 in stock based compensation for the six-months ended June 30, 2015 and 2014, respectively.

Other income (expenses) were $143,230 and $(123,894) for the six-months ended June 30, 2015 and 2014, respectively. For the six-months ended June 30, 2015, other income primarily consisted of a reversal of estimated accrued liabilities of $48,204 and a gain on the sale of assets of $95,000. For the six-months ended June 30, 2014, other expenses primarily consisted of interest expense on notes payable of $117,042. Included in interest expense were $0 and $4,592 in amortization of notes payable discounts for the six-months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the six-months ended June 30, 2015 and 2014, we used cash in operating activities of $569,235 and $3,786,706, respectively, and incurred a net loss of $1,700,420, and $13,305,999, respectively.

We require additional financing in order to continue to fund our operations, and pay existing and future liabilities and other obligations. To conserve cash recourses, we have agreed with our employees, executives, and certain vendors to pay any compensation due during any calendar quarter that has not been paid in cash in the form of shares of Common Stock or incentive stock options, as described in the Current Report on Form 8-K dated July 7, 2015. In addition, we have deferred payment of other trade payables. We intend to continue such arrangements until it obtains sufficient financing to restore full compensation and payment amounts.

It is estimated that our limited available cash resources as of the date of this Quarterly Report on Form 10-Q, would be sufficient to continue operations on a limited budget only through October 15, 2015. In addition to the $1,125,000 raised during the first six-months of 2015, we intend to raise additional capital that would fund our operations through at least June 30, 2016. We are currently negotiating the terms of additional financing with investors and are considering a private placement of our common stock and warrants to purchase common stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;

●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and

●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

Cash Flow Summary	Six-months ended June 30, 2015	Six-months ended June 30, 2014
Net Cash Used in Operating Activities	$(569,235)	$(3,786,706)
Net Cash Used in Investing Activities	(5,785)	(6,709)
Net Cash Provided by Financing Activities	1,125,000	5,448,692
Net Cash Increase for Period	549,980	1,655,277
Cash at Beginning of Year	35,696	222,410
Cash at End of Period	$585,676	$1,877,687

Cash Flows from Operating Activities

During the six-months ended June 30, 2015 and 2014, our operating activities primarily consisted of payments to, or accruals for payments to, employees, directors, and consultants, for services related to research and development and administration. The decrease in net cash used in operating activities was primarily attributable to a combination of (i) increased professional and financing expenses in the aggregate amount of $1,587,423 during the six-months ended June 30, 2014 in connection with the Merger and financing activities, and (ii) increased cash payment of accrued payroll, accounts payable, accrued interest, and fees payable to directors in the aggregate amount of $1,115,362 during the six-months ended June 30, 2014.

Cash Flows from Investing Activities

During the six-months ended June 30, 2015 and 2014, our investing activities were primarily related to proceeds from the sale of equipment and expenditures on patents.

Cash Flows from Financing Activities

During the six-months ended June 30, 2015 and 2014, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt and common stock. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the Purchase Agreements, each of the Purchasers purchased units (the “Unit”) that consisted of: (A) shares of the Company’s common stock at a price per share of $0.30, (B) two (2) Class D warrants, each to purchase one (1) share of the Company’s common stock at a price per share of $0.10, and (C) one (1) Class E warrant to purchase three-quarters (3/4) of one (1) share of the Company’s common stock at a price per share of $0.1667. The Class D warrants and the Class E warrants will expire March 31, 2020. In the calendar year to date (through August 7, 2015), we have sold an aggregate of 3,834,062 Units for an aggregate purchase price of $1,150,222. No placement agent or broker dealer was used or participated in any offering or sale of the Units.

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

Dated: August 11, 2015

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

