Form 10-Q
period 2015-09-30
CARDAX, INC.
filed 2015-11-12
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of November 9, 2015, there were 69,623,715 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

September 30, 2015 and 2014

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$413,145	$35,696
Inventory	958,575	958,575
Deposits and other assets	87,727	92,829
Prepaid expenses	7,473	19,862

Total current assets	1,466,920	1,106,962

PROPERTY AND EQUIPMENT, net	15,603	20,611

INTANGIBLE ASSETS, net	427,005	419,518

TOTAL ASSETS	$1,909,528	$1,547,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	3,469,219	$3,555,961
Accounts payable	635,365	651,991
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000
Other current liabilities	-	85,004

Total current liabilities	4,573,130	4,761,502

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,573,130	4,761,502

STOCKHOLDERS’ DEFICIT
Common stock - $0.001 par value; 400,000,000 shares authorized, 69,011,494 and 63,885,930 shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively	69,012	63,886
Additional paid-in-capital	49,603,549	46,908,249
Deferred compensation	-	(294,264)
Accumulated deficit	(52,336,163)	(49,892,282)

Total stockholders’ deficit	(2,663,602)	(3,214,411)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,909,528	$1,547,091

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 For the

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Stock based compensation	256,959	786,747	1,534,468	10,783,948
Selling, general, and administrative expenses	266,018	724,454	681,059	3,327,010
Research and development	216,228	357,519	352,328	921,106
Depreciation and amortization	4,373	9,435	19,373	28,196

Total operating expenses	743,578	1,878,155	2,587,228	15,060,260

Loss from operations	(743,578)	(1,878,155)	(2,587,228)	(15,060,260)

OTHER INCOME (EXPENSES):
Interest expense	(477)	-	(1,619)	(117,042)
Other expenses	-	(3,069)	-	(14,585)
Interest income	594	830	1,762	3,068
Other income	-	-	48,204	-
Gain on sale of assets	-	-	95,000	2,426

Total other income (expenses)	117	(2,239)	143,347	(126,133)

Loss before provision for income taxes	(743,461)	(1,880,394)	(2,443,881)	(15,186,393)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(743,461)	$(1,880,394)	$(2,443,881)	$(15,186,393)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.03)	$(0.04)	$(0.26)
Diluted	$(0.01)	$(0.03)	$(0.04)	$(0.26)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	67,955,379	63,610,949	66,000,101	59,019,453
Diluted	67,955,379	63,610,949	66,000,101	59,019,453

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended September 30,

	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,443,881)	$(15,186,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,373	28,196
Stock based compensation	564,399	10,783,948
Amortization of debt discount	-	4,592
Gain on sale of assets	(95,000)	(2,426)
Changes in assets and liabilities:
Deposits and other assets	5,102	1,989
Prepaid expenses	12,389	(50,194)
Inventory	-	28,099
Accrued payroll and payroll related expenses	883,323	(198,989)
Accounts payable	(16,626)	(153,510)
Accrued interest	222	(101,553)
Fees payable to directors	-	(50,000)
Patent license payable	-	(10,000)
Other current liabilities	-	(12,613)

Net cash used in operating activities	(1,070,699)	(4,918,854)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,634)
Proceeds from sale of property and equipment	10,000	2,426
Expenditures on patents	(21,852)	(20,419)

Net cash used in investing activities	(11,852)	(19,627)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,430,000	3,923,798
Proceeds from the issuances of notes payable	30,000	2,076,000
Repayment of principal on notes payable	-	(550,408)

Net cash provided by financing activities	1,460,000	5,449,390

NET INCREASE IN CASH	377,449	510,909

Cash at the beginning of the year	35,696	222,410

Cash at the end of the period	$413,145	$733,319

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into common stock	$30,222	$11,125,167
Conversion of accrued payroll and payroll related expenses into stock options	$970,069	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$188,382
Cash paid for income taxes	$-	$-

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

On August 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with its principal stockholder, Holdings, pursuant to which Holdings merged with and into the Company (the “Holdings Merger”). On September 18, 2015, the Company filed a Form S-4 with the SEC in contemplation of the Holdings Merger. There will not be any cash consideration exchanged in the Holdings Merger.  Upon the closing of the Holdings Merger, the stockholders of Holdings will receive an aggregate number of shares and warrants to purchase shares of the Company’s common stock equal to the aggregate number of shares of the Company’s common stock that are held by Holdings on the date of the closing of the Holdings Merger. The Company’s restricted shares of common stock held by Holdings will be cancelled upon the closing of the Holdings Merger.  Accordingly, there will not be not any change to the Company’s fully diluted capitalization due to the Holdings Merger. As of September 30, 2015, the Holdings Merger had not been completed.

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $743,461 and $2,443,881 for the three and nine-months ended September 30, 2015, respectively, and a net loss of $1,880,394 and $15,186,393 for the three and nine-months ended September 30, 2014, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $52,336,163 as of September 30, 2015, and has had negative cash flows from operating activities since inception. The Company anticipates further losses in the development of its business. As a result of these and other factors, the Company’s independent registered public accounting firm has determined there is substantial doubt about the Company’s ability to continue as a going concern.

In addition to the $1,460,000 raised during the first nine-months of 2015, the Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2015 and 2014.

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

The results for the three-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the current report on Form 10-K filed on March 13, 2015.

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

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	September 30, 2015	December 31, 2014
	(Unaudited)
Processed materials	$958,575	$958,575
Total inventories	$958,575	$958,575

At September 30, 2015, and December 31, 2014, inventory in the amount of $924,452 is stored at one of the Company’s suppliers, which is located in Germany, with the balance of the inventory maintained in the United States.

During the year ended December 31, 2014, the Company utilized $28,099 in Astaxanthin as part of commercial product research and development.

The Company has determined that no inventory reserves are necessary as of September 30, 2015, and December 31, 2014.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	September 30, 2015	December 31, 2014
	(Unaudited)
Information technology equipment	$31,892	$31,892
Furniture and office equipment	10,161	10,161
	42,053	42,053
Less accumulated depreciation	(26,450)	(21,442)
Total property and equipment, net	$15,603	$20,611

Depreciation expense was $1,670 and $5,008, for the three and nine-months ended September 30, 2015, respectively. Depreciation expense was $1,783 and $5,241, for the three and nine-months ended September 30, 2014, respectively.

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

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	September 30, 2015	December 31, 2014
	(Unaudited)
Patents	$393,370	$393,370
Less accumulated amortization	(214,637)	(200,272)
	178,733	193,098
Patents pending	248,272	226,420
Total intangible assets, net	$427,005	$419,518

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $2,703 and $14,365, for the three and nine-months ended September 30, 2015, respectively. Amortization expense was $7,652 and $22,955, for the three and nine-months ended September 30, 2014, respectively.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTE PAYABLE

On January 28, 2015, the Company received a short-term loan of $30,000. The loan accrued interest at the rate of 3% per annum. Principal and interest were due on April 28, 2015. Interest accrued and expensed on this short-term loan was $69 and $222 for the three and nine-months ended September 30, 2015, respectively.

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

NOTE 7 – STOCK ISSUANCE

During the nine-months ended September 30, 2015, the Company sold securities in a self-directed offering in the aggregate amount of $1,460,222 at $0.30 per unit, which included the conversion of the $30,000 note payable and $222 in accrued interest. Each unit consisted of one share of restricted common stock (4,867,394 shares), two Class D warrants, each to purchase one share of restricted common stock at $0.10 per share, which expire March 31, 2020, and one Class E warrant to purchase three-fourths of one share of restricted common stock at $0.1667 per share, which expires March 31, 2020. Warrants issued to date in this offering totaled 13,385,342. “Most favored nation” rights are available to the purchasers of such units as described in the Subscription Agreement.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2014	15,290,486	$0.07	3.89	$305,810
Exercisable January 1, 2014	15,290,486	$0.07	3.89	$305,810
Canceled	(15,290,486)
Granted	27,756,821-
Exercised	(4,506)
Forfeited	-
Outstanding December 31, 2014	27,752,315	$0.51	8.02	$1,963,523
Exercisable December 31, 2014	26,156,553	$0.50	7.95	$1,962,239
Canceled	-
Granted	5,365,729
Exercised	-	-
Forfeited	-
Outstanding September 30, 2015	33,118,044	$0.47	6.87	$3,418,084
Exercisable September 30, 2015	33,118,044	$0.47	6.87	$3,418,084

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on September 30, 2015, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the nine-months ended September 30, 2015 and year ended December 31, 2014, are presented below:

Non-vested at January 1, 2014	-
Granted	27,756,821
Vested	(26,156,553)
Exercised	(4,506)
Forfeited	-
Non-vested at December 31, 2014	1,595,762
Granted	5,365,729
Vested	(6,961,491)
Exercised	-
Forfeited	-
Non-vested at September 30, 2015	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTION PLANS (continued)

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
(Unaudited)
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.12% - 1.47%
Expected volatility	112% - 170%	112% - 170%
Expected term	1.1 - 5.5 years	1.1 - 5.5 years

The expected volatility was calculated based on the historical volatilities of publicly traded peer companies, determined by the Company. The risk free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. Due to a lack of historical information needed to estimate the Company’s expected term, it was estimated using the simplified method allowed under ASC No. 718. In calculating the number of options issued in the three-months ended September 30, 2015, the Company used assumptions comparable to December 31, 2014, with a 20-day weighted average stock price.

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

The Company recognized $206,959 and $1,169,537 in stock based compensation expense related to options during the three and nine-months ended September 30, 2015, respectively. Of these amounts, $206,959 and $970,069 were related to 5,365,729 options issued to employees, directors, and consultants in lieu of salaries, wages, and fees accrued for services during the three and nine-months ended September 30, 2015, respectively. The Company recognized $601,107 and $5,318,948, in stock based compensation expense during the three and nine-months ended September 30, 2014, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2014	3,395,833	$0.45	5.28	$-
Exercisable January 1, 2014	3,395,833	$0.45	5.28	$-
Canceled	(3,395,833)
Granted	28,435,782
Exercised	-
Forfeited	-
Outstanding December 31, 2014	28,435,782	$0.64	4.07	$-
Exercisable December 31, 2014	28,435,782	$0.64	4.07	$-
Canceled	-
Granted	13,435,342
Exercised	-
Forfeited	-
Outstanding September 30, 2015	41,871,124	$0.47	3.70	$4,988,991
Exercisable September 30, 2015	41,871,124	$0.47	3.70	$4,988,991

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
(Unaudited)
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.86%	0.12% - 0.66%
Expected volatility	102% - 159%	112% - 159%
Expected term	1.0 - 2.5 years	1.0 - 2.5 years

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

The Company recognized $0 and $4,000 in stock based compensation expense related to warrants for the three and nine-months ended September 30, 2015, respectively. The Company recognized $0 and $5,229,589, in stock based compensation expense related to warrants during the three and nine-months ended September 30, 2014, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

Executive chairman agreement

As part of an executive chairman agreement, a director provided services to the Company. The Company incurred $37,500 and $139,615 in fees to this director for the three and nine-months ended September 30, 2015, of which $130,385 was paid in stock options. The Company incurred $64,615 and $184,615, in consulting fees to this director for the three and nine-months ended September 30, 2014, respectively. This agreement was amended on April 1, 2015. Under the terms of this amendment, this director receives $37,500 in equity instruments issued quarterly in arrears as compensation.

Amounts payable to this director under previous agreements was $293,546 as of September 30, 2015 and December 31, 2014.

Director stock grants

On September 16, 2014, the Company granted its independent directors an aggregate of 642,200 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $597,246. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on June 1, 2014 and were fully vested at the end of one full year.

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

On September 30, 2015, the Company granted its independent directors an aggregate of 147,058 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $50,000. These shares were fully vested upon issuance.

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $50,000 and $360,931 for the three and nine-months ended September 30, 2015, respectively.

Total stock compensation expense recognized as a result of these grants was $185,640 and $235,411 for the three and nine-months ended September 30, 2014.

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

The effective tax rate for the periods ended September 30, 2015 and 2014, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of September 30, 2015, and December 31, 2014, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of September 30, 2015 and December 31, 2014, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share for the three-months ended:

	Three-months ended September 30, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(743,461)	67,955,379	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(743,461)	67,955,379	$(0.01)

	Three-months ended September 30, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,880,394)	63,610,949	$(0.03)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,880,394)	63,610,949	$(0.03)

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (continued)

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the nine-months ended:

	Nine-months ended September 30, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(2,443,881)	66,000,101	$(0.04)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(2,443,881)	66,000,101	$(0.04)

	Nine-months ended September 30, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(15,186,393)	59,019,453	$(0.26)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(15,186,393)	59,019,453	$(0.26)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive for the years ended:

	September 30, 2015	September 30, 2014
Common stock options	33,118,044	23,762,946
Common stock warrants	41,871,124	28,405,782
Total common stock equivalents	74,989,168	52,168,728

NOTE 13 – CONCENTRATION

The Company purchased all of its inventory from one vendor in Germany. Although, there were no purchases from this vendor during the three and nine-months ended September 30, 2015 and 2014, outstanding payables to this vendor were $86,255 as of September 30, 2015, and December 31, 2014.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – LEASES

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease amended on September 7, 2011, and October 30, 2012. This lease expired on October 31, 2014, after which the terms converted to month-to-month. The Company vacated the space in February 2015. Total rent expense under this agreement as amended was $0 and $12,112, for the three and nine-months ended September 30, 2015, respectively. Total rent expense under this agreement as amended was $14,709 and $47,331, for the three and nine-months ended September 30, 2014, respectively.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $7,931 and $23,759, for the three and nine-months ended September 30 2015, respectively. Total rent expense under this agreement as amended was $7,825 and $23,255, for the three and nine-months ended September 30, 2014, respectively.

NOTE 15 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the three and nine-months ended September 30, 2015 and 2014. The remaining obligation of $20,000 as of September 30, 2015 and December 31, 2014, is recorded as a part of accounts payable on the condensed consolidated balance sheets.

Employee settlement

As of September 30, 2015 and December 31, 2014, the Company owed a former employee a severance settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the severance settlement, a stock option previously granted to the former employee was fully vested and extended.

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company’s rights related to the development and commercialization of Astaxanthin consumer health products; the Company retains all rights related to Astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such Astaxanthin consumer health products. No royalties were realized from this agreement during the three and nine-months ended September 30, 2015 and 2014. The license does not prohibit the Company from purchasing Astaxanthin consumer health products from BASF for consumer health applications, similar to any third-party wholesale customer.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COMMITMENTS (continued)

Capsugel agreement

On August 18, 2014, the Company entered into a collaboration agreement with Capsugel US, LLC (“Capsugel”) for the joint commercial development of Astaxanthin products for the consumer health market that contain nature-identical synthetic Astaxanthin and use Capsugel’s proprietary formulation technology, which is expected to increase the oral bioavailability of Astaxanthin. The agreement provides for the parties to jointly administer activities under a product development plan that will include identifying at least one mutually acceptable third party marketer who will further develop, market and distribute consumer health, nature-identical synthetic Astaxanthin products developed under the collaboration. Capsugel will share revenues with the Company based on net sales of products that are developed under the collaboration. No revenues were realized from this agreement during the three and nine-months ended September 30, 2015 and 2014.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2015, condensed consolidated financial statements for subsequent events through November 9, 2015, the date the condensed consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

Stock issuance

On October 19, 2015, the Company granted a consultant 100,000 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $45,000. These shares vested immediately.

On October 26, 2015, the Company issued 25,556 shares of common stock in the Company in connection with the cashless exercise of a stock option for 41,851 shares of common stock at $0.155 per share with 16,295 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

In October and November 2015 (through November 9, 2015), the Company sold securities in a self-directed offering in the aggregate amount of $146,000 at $0.30 per unit. Each unit consisted of 1 share of restricted common stock (486,665 shares), 2 Class D warrants, each to purchase 1 share of restricted common stock at $0.10 per share, which expire March 31, 2020, and 1 Class E warrant to purchase 3/4 of 1 share of restricted common stock at $0.1667 per share, which expires March 31, 2020. “Most favored nation” rights are available to the purchasers of such units as described in the Subscription Agreement.

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

Corporate Overview and History

We acquired Cardax Pharma, Inc. (“Pharma”) and its life science business through the merger of Cardax Acquisition, Inc. (“Cardax Sub”), our wholly-owned transitory subsidiary (“Cardax Sub”), with and into Pharma on February 7, 2014 (the “Merger”), and a stock purchase agreement. As a result of these transactions, Pharma became our wholly-owned subsidiary. The only consideration that we paid under the stock purchase agreement and the Merger was shares of our Common Stock. On May 31, 2013, Pharma acquired all of the assets and assumed all of the liabilities of Cardax Pharmaceuticals, Inc. (“Holdings”). Accordingly, we have two predecessors: Pharma and Pharma’s predecessor, Holdings. Prior to the February 7, 2014 effective date of the Merger, we operated under the name “Koffee Korner Inc.” and our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. On August 28, 2014, we entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with our principal stockholder, Holdings, pursuant to which Holdings will merge with and into the Company (the “Holdings Merger”).  On September 18, 2015, we filed a Form S-4 with the SEC in contemplation of the Holdings Merger. There will not be any cash consideration exchanged in the Holdings Merger.  Upon the closing of the Holdings Merger, the stockholders of Holdings will receive an aggregate number of shares and warrants to purchase shares of our common stock equal to the aggregate number of shares our common stock that are held by Holdings on the date of the closing of the Holdings Merger. Our restricted shares of common stock held by Holdings will be cancelled upon the closing of the Holdings Merger.  Accordingly, there will not be any change to our fully diluted capitalization due to the Holdings Merger. As of September 30, 2015, the Holdings Merger had not been completed.

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

Results of Operations

Results of Operations for the Three and Nine-months Ended September 30, 2015 and 2014:

The following table reflects our operating results for the three and nine-months ended September 30, 2015 and 2014:

Operating Summary	Three-months ended September 30, 2015	Three-months ended September 30, 2014	Nine-months ended September 30, 2015	Nine-months ended September 30, 2014
Revenues	$-	$-	$-	$-
Operating Expenses	(743,578)	(1,878,155)	(2,587,228)	(15,060,260)
Net Operating Loss	(743,578)	(1,878,155)	(2,587,228)	(15,060,260)
Other Income (Expenses)	117	(2,239)	143,347	(126,133)
Net Loss	$(743,461)	$(1,880,394)	$(2,443,881)	$(15,186,393)

Operating Summary for the Three-Months Ended September 30, 2015 and 2014

We are a pre-revenue life sciences company with limited operations and had no revenues for the three-months ended September 30, 2015 and 2014.

Operating expenses were $743,578 and $1,878,155 for the three-months ended September 30, 2015 and 2014, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $256,959 and $786,747 in stock based compensation for the three-months ended September 30, 2015 and 2014, respectively.

Other income (expenses) were $117 and $(2,239) for the three-months ended September 30, 2015 and 2014, respectively.

Operating Summary for the Nine-Months Ended September 30, 2015 and 2014

We are a pre-revenue life sciences company with limited operations and had no revenues for the nine-months ended September 30, 2015 and 2014.

Operating expenses were $2,587,228 and $15,060,260 for the nine-months ended September 30, 2015 and 2014, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $1,534,468 and $10,783,948 in stock based compensation for the nine-months ended September 30, 2015 and 2014, respectively.

Other income (expenses) were $143,347 and $(126,133) for the nine-months ended September 30, 2015 and 2014, respectively. For the nine-months ended September 30, 2015, other income primarily consisted of a change in estimated accrued liabilities of $48,204 and a gain on the sale of assets of $95,000. For the nine-months ended September 30, 2014, other expenses primarily consisted of interest expense on notes payable of $117,042. Included in interest expense were $0 and $4,592 in amortization of notes payable discounts for the nine-months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the nine-months ended September 30, 2015 and 2014, we used cash in operating activities in the amount of $1,070,699 and $4,918,854, respectively, and incurred a net loss of $2,443,881 and $15,186,393, respectively.

We require additional financing in order to continue to fund our operations, and pay existing and future liabilities and other obligations. To conserve cash resources, we have agreed with our employees, executives, and certain vendors to pay any compensation due during any calendar quarter that has not been paid in cash in the form of shares of Common Stock or stock options, as described in the Current Report on Form 8-K dated July 7, 2015. In addition, we have deferred payment of other trade payables. We intend to continue such arrangements until it obtains sufficient financing to restore full compensation and payment amounts.

It is estimated that our limited available cash resources as of the date of this Quarterly Report on Form 10-Q, would be sufficient to continue operations on a limited budget only through December 31, 2015. In addition to the $1,460,000 raised during the first nine-months of 2015, we intend to raise additional capital that would fund our operations through at least December 31, 2016. We are currently negotiating the terms of additional financing with investors and are considering a private placement of our common stock and warrants to purchase common stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;

●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and

●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

Cash Flow Summary	Nine-months ended September 30, 2015	Nine-months ended September 30, 2014
Net Cash Used in Operating Activities	$(1,070,699)	$(4,918,854)
Net Cash Used in Investing Activities	(11,852)	(19,627)
Net Cash Provided by Financing Activities	1,460,000	5,449,390
Net Cash Increase for Period	377,449	510,909
Cash at Beginning of Year	35,696	222,410
Cash at End of Period	$413,145	$733,319

Cash Flows from Operating Activities

During the nine-months ended September 30, 2015 and 2014, our operating activities primarily consisted of payments to, or accruals for payments to, employees, directors, and consultants, for services related to research and development and administration. The decrease in net cash used in operating activities of $3,848,155 from September 30, 2015 to September 30, 2014, was primarily attributable to a combination of (i) a decrease in professional and financing expenses in the aggregate amount of $1,843,415 from the nine-months ended September 30, 2014, which were the result of increased costs associated with the Merger and financing activities, and (ii) a decrease in cash payments of accrued payroll, accounts payable, accrued interest, and fees payable to directors in the aggregate amount of $1,370,971 from the nine-months ended September 30, 2014.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2015 and 2014, our investing activities were primarily related to proceeds from the sale of equipment and expenditures on patents.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2015 and 2014, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt and common stock. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the Purchase Agreements, each of the Purchasers purchased units (the “Unit”) that consisted of: (A) shares of the Company’s common stock at a price per share of $0.30, (B) two (2) Class D warrants, each to purchase one (1) share of the Company’s common stock at a price per share of $0.10, and (C) one (1) Class E warrant to purchase three-quarters (3/4) of one (1) share of the Company’s common stock at a price per share of $0.1667. The Class D warrants and the Class E warrants will expire March 31, 2020. In the calendar year to date (through November 9, 2015), we have sold an aggregate of 5,354,059 Units for an aggregate purchase price of $1,606,222. No placement agent or broker dealer was used or participated in any offering or sale of such Units. On September 8, 2015, we engaged a broker dealer to assist in an offering of our securities as a placement agent. Any future offering of securities may be on the same terms as the sale of the Units or on other terms.

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

On October 19, 2015, we granted a consultant 100,000 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $45,000. These shares vested immediately.

On October 26, 2015, we issued 25,556 shares of common stock in the Company in connection with the cashless exercise of a stock option for 41,851 shares of common stock at $0.155 per share with 16,295 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

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

Dated: November 12, 2015

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

