Form 10-K
period 2015-12-31
CARDAX, INC.
filed 2016-03-30
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number 333-181719

CARDAX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-4484428 (I.R.S. Employer Identification No.)

2800 Woodlawn Drive, Suite 129 Honolulu, Hawaii (Address of principal executive offices)	96822 (Zip code)

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there were 67,747,771 shares of common stock, par value $0.001 per share, outstanding, and 34,747,771 of such shares were held by non-affiliates. As of such date, the aggregate market value of voting and non-voting common equity held by non-affiliates was $6,949,554.

As of March 28, 2016 there were 69,087,955 shares of common stock, par value $0.001 per share (“common stock”), of the registrant outstanding.

Part I

Item 1. Business.

Explanatory Note

Unless otherwise noted, references in this Annual Report on Form 10-K to “Cardax,” the “Company,” “we,” “our,” or “us” means Cardax, Inc., the registrant, and, unless the context otherwise requires, together with its wholly-owned subsidiary, Cardax Pharma, Inc., a Delaware corporation (“Pharma”), and Pharma’s predecessor, Cardax Pharmaceuticals, Inc., a Delaware corporation (“Holdings”), which merged with and into Cardax, Inc. on December 30, 2015.

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

The following events summarize the material transactions of our history and acquisition of our life science business:

May 5, 2006:	Holdings acquired the intellectual property and other assets regarding certain astaxanthin technologies from Hawaii Biotech, Inc., a Delaware corporation (“HBI”), in exchange for shares of common stock of Holdings, shares of preferred stock of Holdings, options to purchase shares of common stock of Holdings and the assumption by Holdings of certain liabilities of HBI. At this date, Holdings became a separate company with the initial life-science astaxanthin technologies.

May 5, 2006 to May 31, 2013:	Holdings continued the research and development of astaxanthin technologies and related compounds and raised capital primarily through the issuance of debt securities.

January 30, 2012:	We were incorporated in Delaware under the name “Koffee Korner Inc.” At this time, we acquired all the capital stock of Koffee Korner’s Inc, a Texas corporation (“Koffee Sub”), which operated as a single location retailer of specialty coffee in Houston, Texas.

May 16, 2013:	Pharma was formed as a wholly owned subsidiary of Holdings.

May 31, 2013:	Holdings contributed its assets to Pharma in exchange for all of the capital stock of Pharma and the assumption by Pharma of all of the liabilities of Holdings.

May 31, 2013 to February 7, 2014:	Pharma continued the business of Holdings including the research and development of consumer health and pharmaceutical technologies and the commercialization of our technologies for products, and raised capital through the offering of senior secured convertible promissory notes.

November 25, 2013:	We formed Cardax Acquisition, Inc., a Delaware corporation (“Cardax Sub”), as our wholly owned subsidiary as part of a corporate structure to enable the merger of Cardax Sub with and into Pharma, which would result in our acquisition of the consumer health and pharmaceutical business of Pharma

January 10, 2014:	We made our first investment in Pharma by purchasing 40% of the Pharma common stock (determined after our purchase of such shares) in exchange for shares of our common stock. At this point, our assets were: Koffee Sub, Cardax Sub, and our investment in Pharma.

February 7, 2014:	We consummated the merger (the “Merger”) of Cardax Sub with and into Pharma, and Pharma became our wholly owned subsidiary. We divested Koffee Sub and exclusively continued the consumer health and pharmaceutical business of Pharma. On this date, we amended and restated our certificate of incorporation and bylaws and changed our name to “Cardax, Inc.”

December 30, 2015:	We consummated the merger (the “Holdings Merger”) of Holdings with and into us. Upon the closing of the Holdings Merger, the stockholders of Holdings received an aggregate number of shares and warrants to purchase shares of our common stock equal to the aggregate number of shares of our common stock that were held by Holdings on the date of the closing of the Holdings Merger. Our restricted shares of common stock held by Holdings were cancelled upon the closing of the Holdings Merger. Accordingly, there was not any change to our fully diluted capitalization due to the Holdings Merger.

Our executive offices are located at 2800 Woodlawn Drive, Suite 129, Honolulu, Hawaii 96822; our telephone number is (808) 457-1400. Our website is located at http://www.cardaxpharma.com. The information on our website is not part of this annual report.

Our Business

We are a pre-revenue life sciences company devoting substantially all of our efforts to developing consumer health and pharmaceutical technologies for products that we believe will provide many of the anti-inflammatory benefits of steroids or non-steroidal anti-inflammatory drugs (“NSAIDs”) by targeting many of the same inflammatory pathways and mediators, but with exceptional safety profiles. We will use our proprietary technologies to develop and commercialize products and related derivatives that have the same or substantially similar properties as occurring in nature or “nature-identical,” by total synthesis to provide scalable, pure, and economical therapies for diseases where inflammation and oxidative stress are strongly implicated, including, but not limited to, osteoarthritis, rheumatoid arthritis, dyslipidemia, metabolic disease, diabetes, cardiovascular disease, hepatitis, cognitive decline, macular degeneration, and prostate disease. The safety and efficacy of our product candidates have not been directly evaluated in clinical trials or confirmed by the FDA.

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

In November 2006, we entered into a Joint Development and Supply Agreement (the “BASF Agreement”) with BASF, relating to the research, development, manufacture, commercialization and related matters, and the related intellectual property rights with respect to consumer health or “nutraceutical” and pharmaceutical products containing or utilizing synthetically manufactured astaxanthin in the geometric (trans) and optical (S,S’) isomeric form most prevalent in nature (“ASTX-1”), which is the same geometric and optical isomeric form of astaxanthin found in GRAS-designated microalgal astaxanthin products. Under the BASF Agreement, we have granted BASF an exclusive worldwide license to our rights related to the development and commercialization and related obligations of consumer health products containing or utilizing ASTX-1 (“BASF Astaxanthin Products”). This license will provide us with potential benefits including specified royalties for future net sales of BASF Astaxanthin Products, from and after the development and manufacture and applicable regulatory approval of any such BASF Astaxanthin Products. The BASF Agreement does not prohibit Cardax from purchasing BASF Astaxanthin Products for consumer health applications and provides that BASF will manufacture and supply Cardax on a mutually exclusive basis with preclinical, clinical, and commercial scale amounts of ASTX-1 for pharmaceutical applications. The BASF Agreement is subject to certain termination rights of the parties. If any termination is a result of the non-renewal of the then current term of the agreement or because BASF no longer manufactures astaxanthin, then the terminating party shall, upon the request of the non-terminating party, grant the non-terminating party a reasonable royalty-bearing, irrevocable, worldwide non-exclusive license of certain intellectual property rights of the terminating party that will enable the non-terminating party to continue the manufacture and distribution of BASF Astaxanthin Products. Either party may also terminate the BASF Agreement if there is a change of a controlling interest in the other party; however, the provision shall not apply if a party that is not a manufacturer of synthetic carotenoids acquires the Company. The BASF Agreement provides for an initial term of three years that is automatically extended for 18 month periods unless notice of termination by either party is provided not less than 18 months prior to the expiration of the current term. Our material benefits under the BASF Agreement, including our rights to royalty payments on future net sales of such products survive any termination in full force.

In August 2014, we entered into a Collaboration Agreement (the “Capsugel Agreement”) with Capsugel US, LLC relating to the commercial development of astaxanthin products for the consumer health market. Under the terms of the Capsugel Agreement, we agreed to jointly develop consumer health products (“Capsugel Astaxanthin Products”) containing ASTX-1 using Capsugel’s proprietary formulation technology. The Capsugel Agreement provides for the joint administration of activities under a product development plan that will include identifying at least one mutually acceptable third party marketer (a “Marketer”) who will enter into an agreement with Capsugel to further develop, market and distribute Capsugel Astaxanthin Products. The terms of any such agreement with a Marketer are subject to our reasonable consent. The Capsugel Agreement provides that Capsugel shall share revenues with us based on net sales of Capsugel Astaxanthin Products, subject to an administrative fee payable to Capsugel. Capsugel agreed to certain exclusivity obligations with respect to the development and manufacture of Capsugel Astaxanthin Products. Among other matters, Capsugel will perform the development work necessary to formulate, analytically develop and take all other developmental actions necessary or required to develop the Capsugel Astaxanthin Products, and manufacture pre-clinical and clinical batches for use by us and Capsugel. Under the Capsugel Agreement, we will be responsible for, among other matters, the U.S. regulatory process and the regulatory process in non-U.S. jurisdictions to the extent mutually agreed. The term of the Capsugel Agreement is for an initial stated period of three years from the date that a Marketer first offers product for commercial sale under an agreement with Capsugel, subject to specified renewal provisions for additional three year terms and to earlier termination, if commercial milestones that are to be mutually agreed are not achieved. In January 2016, we suspended development of a Capsugel Astaxanthin Product, ASTX-1F, based on certain technical issues which, together with other business and regulatory issues, materially impeded the formulation of ASTX-1F as a commercially viable product for the consumer health market.

Our Strategy

We believe we are well positioned for significant and sustained growth by focusing on additional research and development to commercialize consumer health and pharmaceutical technologies or products utilizing synthetically manufactured astaxanthin (“Cardax Astaxanthin”) and related xanthophyll carotenoids, which deliver nature-identical compounds to the body and reduce inflammation in a multifaceted, quantifiable, and inherently safer manner than steroids or NSAIDS.

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

Astaxanthin has an exceptional safety profile. For example, the FDA found no basis for questioning the safety determination made by Fuji Chemical Industry Co., Ltd. (“Fuji”) in GRAS Notice No. GRN 000294 that Haematococcus pluvialis extract containing astaxanthin esters (the primary ingredient in its microalgal astaxanthin consumer health product) is GRAS as a food additive under the intended conditions of use. Other microalgal astaxanthin consumer health manufacturers, including Cyanotech Corporation and Algatechnologies, Ltd., have relied on Fuji’s GRAS designation and self-affirmed their microalgal astaxanthin products as GRAS. The FDA also found no basis for questioning the safety of microalgal astaxanthin products, for use as dietary ingredients in dietary supplements, in several New Dietary Ingredient (NDI) notifications, including RPT 50, RPT 65, RPT 119, RPT 236, RPT 274, and RPT 278. In addition, the FDA amended the color additive regulations under 21 CFR 73 to provide for the safe use of astaxanthin as a color additive to fish feed in 1995 (Federal Register Document No. 95-9178, Docket No. 87C–0316) in response to Color Additive Petition CAP 7C0211 filed by Hoffman-La Roche in 1987, which contained robust non-clinical safety studies with a racemic mixture of synthetic astaxanthin (“DSM Astaxanthin”) now owned by DSM Nutritional Products Ltd. (“DSM”). DSM announced the marketing of DSM Astaxanthin as a consumer health product in 2013 based on its history of use in the food supply as a color additive, the robust non-clinical safety studies that supported the food color additive approval, and additional long term toxicity studies that were submitted to the FDA in 2005. DSM also announced the GRAS self-affirmation of DSM Astaxanthin in 2015. We believe the aforementioned regulatory statuses of various astaxanthin products are indicative of the safety profile of ASTX-1, which is synthesized in the same isomeric form as naturally-occurring, microalgal astaxanthin and comprises 25% of the racemic mixture of synthetic astaxanthin. While our product candidates have not yet been tested in clinical trials and the FDA has not concluded that synthetic astaxanthin, including ASTX-1 or any of our related product candidates, are safe for direct human consumption, we plan to conduct robust non-clinical and clinical studies to lend additional support to the exceptional safety profile of ASTX-1. Unless and until such non-clinical studies, clinical studies, other scientific evidence, GRAS designation, and/or other regulatory filings further support this safety profile, our claim that ASTX-1 is exceptionally safe relies upon:

●	widely available astaxanthin research, peer-reviewed studies, and regulatory filings spanning several decades, including (a) FDA GRAS and NDI regulatory filings related to microalgal astaxanthin and other naturally-occurring sources of astaxanthin, (b) FDA color additive petition related to the racemic mixture of synthetic astaxanthin, (c) DSM’s published safety summary supporting the use of DSM Astaxanthin as a dietary ingredient in dietary supplements, and (d) DSM’s GRAS self-affirmation of DSM Astaxanthin;

●	human exposure to (a) naturally-occurring astaxanthin in the diet from sources such as wild salmon, trout, and shell-fish, for millennia, (b) the racemic mixture of synthetic astaxanthin, which includes ASTX-1, from sources such as industrially raised salmon, since 1995, and (c) dietary supplements containing naturally-occurring astaxanthin since 1999; and

●	our published and unpublished preliminary non-clinical studies utilizing ASTX-1 product candidates.

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

Our Consumer Health Program

In July 2015, we announced that our Cardax Astaxanthin product candidates demonstrated superior plasma exposure versus microalgal astaxanthin in a monkey study. The single-dose pharmacokinetic study compared the plasma exposure of our Cardax Astaxanthin product candidates, ASTX-1F and CDX-085, to microalgal astaxanthin, the predominate astaxanthin consumer health product form on the market. The study was conducted by top-tier contract research organizations.

ASTX-1F, a proprietary formulation of nature-identical astaxanthin, demonstrated more than three (3) times higher plasma exposure than microalgal astaxanthin in the study. ASTX-1F has approximately the same astaxanthin content per unit weight of the dietary ingredient as microalgal astaxanthin. The combination of ASTX-1F’s higher plasma exposure and similar astaxanthin content translates into more than three (3) times the relative strength per unit weight of the dietary ingredient compared to microalgal astaxanthin and could reduce the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin.

CDX-085, our patented pure ester of nature-identical astaxanthin, demonstrated more than two and one-half (2-1/2) times higher plasma exposure than microalgal astaxanthin in the study. CDX-085 has approximately seven (7) times higher astaxanthin content per unit weight of the dietary ingredient than microalgal astaxanthin. The combination of CDX-085’s higher plasma exposure and higher astaxanthin content translates into more than seventeen (17) times the relative strength per unit weight of the dietary ingredient compared to microalgal astaxanthin and could reduce the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin.

In January 2016, we decided to suspend development of ASTX-1F because we were informed by our principal ASTX-1F development collaborator, Capsugel, that it determined there were certain technical issues which, together with other business and regulatory issues, materially impeded the formulation of ASTX-1F as a commercially viable product for the consumer health market. Capsugel had previously agreed to use its commercially reasonable efforts to develop formulations and take other commercialization steps related to ASTX-1F. Consequently, we determined that our proposed ASTX-1F product candidate would not be commercially viable without further extensive development, which may likely render this product too costly for commercial viability. We believe that the technical issues presented with the ASTX-1F product candidate will not be material in the commercial development of our CDX-085 product candidate.

We believe that our resources should be used to continue the development of our CDX-085 product candidate and, on a limited basis, explore development of astaxanthin formulations with manufacturers that may be able to produce product candidates for the consumer health market on a commercially viable basis. We may consider leveraging our scientific experience and relationships in the scientific community to market consumer health products utilizing commercial-ready astaxanthin dietary ingredients in order to start generating cash flow and building a market for Cardax Astaxanthin products.

Our Planned Pharmaceutical Program

We believe that a pharmaceutical program will increase our revenue opportunities. A pharmaceutical product would enable the delivery of astaxanthin with an FDA approved over-the-counter drug (“OTC”) label for disease treatment at consumer-appropriate doses and/or an FDA approved prescription drug (“Rx”) label for disease treatment at physician-recommended doses, and should support increased market penetration. We have patents covering pharmaceutical compositions of astaxanthin esters, allowing us to transition an astaxanthin consumer health product into a pharmaceutical product following requisite clinical trials and FDA approval.

We plan to raise additional capital or enter into a strategic collaboration to pursue clinical development of Cardax Astaxanthin. We may choose to undertake the following actions upon certain events including if Cardax Astaxanthin obtains all applicable regulatory approvals or designations necessary for marketing as a consumer health product:

●	file an Investigational New Drug application (“IND”) with the FDA;

●	conduct a Phase I human clinical trial to expand clinical dosing of Cardax Astaxanthin beyond that of the approved consumer health dose of Cardax Astaxanthin; and

●	conduct three to five Phase II human clinical trials, with a range of doses in areas of major consumer health and/or unmet medical need.

This strategy would offer more than one potential avenue of development and mitigate the risks, including “binary events,” associated with single indication development. We may appropriately augment our management team to pursue this strategy.

If any of the lower doses of Cardax Astaxanthin tested in our planned Phase II human clinical trials demonstrate robust safety and efficacy in an area of major consumer health need and are less than or equal to the currently approved consumer health dose of Cardax Astaxanthin, we may decide to conduct pivotal Phase III trials and file a 505(b)(1) or 505(b)(2) New Drug Application (“NDA”) to obtain an OTC label for “low-dose” Cardax Astaxanthin (“OTC-ASTX”). Post-approval clinical studies could also be conducted to expand the label and/or dose. OTC-ASTX may be initially targeted for light-to-moderate osteoarthritis or the onset of other inflammatory disorders. Marketing and distribution of OTC-ASTX could be conducted through global consumer health companies or global pharmaceutical companies under license from Cardax, or through any other strategic relationship that we find acceptable.

If any of the higher doses of Cardax Astaxanthin tested in any such Phase II human clinical trials demonstrate robust safety and efficacy in an area of major unmet medical need, then we may decide to conduct pivotal Phase III trials and file a 505(b)(1) NDA to obtain an Rx label for “high-dose” Cardax Astaxanthin (“Rx-ASTX”). Rx-ASTX may be initially targeted for moderate-to-severe osteoarthritis, rheumatoid arthritis, cognitive decline, metabolic disease, dyslipidemia, or diabetes. Post-approval clinical studies could also be conducted to expand the initial label. Other potential indications driven by oxidative stress and inflammation include, but are not limited to, hepatitis, atherosclerosis, and recurrent thrombosis. Marketing and distribution of Rx-ASTX could be conducted through global pharmaceutical companies under license from Cardax.

Astaxanthin Disease Applications, Mechanism of Action, and Safety

Chronic inflammation and oxidative stress drive “inflammation syndrome” and “metabolic syndrome,” which are manifested in the form of multifactorial symptomatic disease, and redound to the treatment of many apparently distinct yet interconnected disorders at their inflammatory source with a safe and effective product such as astaxanthin.

Cardax Astaxanthin products deliver astaxanthin to the circulation. In the case of CDX-085, the novel astaxanthin ester cleaves in the gut and delivers non-esterified astaxanthin to the circulation. Microalgal astaxanthin consumer health products are comprised of a mixture of naturally occurring astaxanthin esters that also cleave in the gut and deliver non-esterified astaxanthin to the circulation. Non-esterified astaxanthin, as can be delivered by Cardax Astaxanthin, microalgal astaxanthin products, or other astaxanthin products, can be measured in blood and tissues and is generally recognized to be responsible for the anti-inflammatory and anti-oxidant effects and exceptional safety found in animals and humans following administration of astaxanthin products. For the purpose of discussing astaxanthin disease applications, mechanism of action, safety, and supporting scientific studies, whether examining non-esterified astaxanthin, naturally occurring astaxanthin esters, or novel astaxanthin esters, we refer to these products as “astaxanthin.”

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

Astaxanthin Anti-Inflammatory Comparison to Steroids and NSAIDs

Glucocorticoid steroids and NSAIDS act mechanistically to trans-repress and reduce many inflammatory pathways/mediators including but not restricted to tumor necrosis factor alpha (TNF-α), interleukin one beta (IL-1β), nuclear factor kappa B (NF-κB), interleukin six (IL-6), prostaglandin E2 (PGE-2), monocyte chemoattractant protein one (MCP-1), extracellular signal-regulated kinase (ERK), c-jun N-terminal kinase (JNK), inducible nitric oxide synthase (iNOS) and cyclooxygenase 2 (COX-2). Astaxanthin has been shown in humans, animal models and cell systems to act upon and inhibit/reduce many of the same inflammatory mediators affected by glucocorticoid steroids and NSAIDs. Although Cardax’s particular astaxanthin product candidates have not been tested in human clinical studies, the following statements are based on relevant data derived from human/animal/cell system studies conducted using microalgal and synthetic astaxanthin sources. Importantly, administration of astaxanthin to humans reduced the inflammatory mediator TNF-α in an open label study and decreased C-Reactive Protein (CRP) in a double-blind, placebo-controlled study. More specifically, in animal models and cell culture systems, administration of astaxanthin reduced several markers of inflammation overlapping with glucocorticoid steroid targets. In particular, astaxanthin has been shown to significantly reduce TNF-α, IL-1β, NF-κB, IL-6, PGE-2, MCP-1, ERK, JNK, iNOS, and COX-2. In one comparative animal study, astaxanthin and prednisolone showed quantitatively equivalent efficacy by significantly reducing TNF-α and PGE-2 levels an equal amount when administered at equivalent doses.

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

Our Other Programs

We have two other anti-inflammatory programs with potential applications in large markets that are in development: zeaxanthin esters for macular degeneration and hepatic disease; and lycophyll esters for prostate disease. Both of these product platforms have potential to be developed first as consumer health products and later as pharmaceuticals. We have used a limited amount of synthetic zeaxanthin in our preliminary research and development efforts. We plan additional research and development to select the optimal zeaxanthin esters for consumer health and/or pharmaceutical development through our own capabilities or through a strategic alliance or a manufacturing agreement. We have produced synthetic lycophyll and we plan to conduct additional research and development to first increase our production capabilities of lycophyll and then to select the optimal lycophyll esters for consumer health and/or pharmaceutical development through our own capabilities or through a strategic alliance or a manufacturing agreement. To date, we have not commercialized any of these technologies.

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

Our research and development expenditures totaled $491,829 and $1,160,771 for the years ended December 31, 2015 and 2014. These expenditures primarily reflect the compensation of our research and development personnel.

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

Synthetic copies of naturally-occurring dietary ingredients or related components do not qualify as dietary ingredients under the FD&C Act, but substances that have been affirmed by the FDA as GRAS, self-affirmed as GRAS, or approved as direct food additives in the U.S. may be marketed as dietary ingredients, subject to FDA regulations for dietary ingredients. We expect that nature-identical synthetic astaxanthin would be required to be designated as GRAS before being marketed as a dietary ingredient and that there would not be any material impediment to obtaining such designation by any manufacturer or distributor of synthetic astaxanthin products, primarily because naturally occurring astaxanthin and the racemic mixture of synthetic astaxanthin have already been designated as GRAS.

FDA NDI Notification

The Dietary Supplement Health and Education Act of 1994 (the “DSHEA”) (Pub. L. 103-417) was signed into law on October 25, 1994 and amended the FD&C Act by adding: (i) section 201(ff) (21 U.S.C. 321(ff)), which defines the term “dietary supplement”, and (ii) section 413 (21 U.S.C. 350b), which defines the term “new dietary ingredient” (“NDI”) and requires the manufacturer or distributor of an NDI, or of the dietary supplement that contains the NDI, to submit a premarket notification to FDA at least 75 days before introducing/delivering the supplement into interstate commerce, unless the NDI and any other dietary ingredients in the dietary supplement have been present in the food supply without chemical alteration (21 U.S.C. 350b(a)(1)). The NDI notification must contain applicable information, including history of use and citations to published articles, from which the manufacturer or distributor of the NDI or dietary supplement has concluded that the dietary supplement containing the NDI will be reasonably expected to be safe under the conditions of its intended use. NDI notifications are not required for the marketing of approved food additives or GRAS substances as NDIs unless the dietary ingredient has been chemically altered or the intake level of the dietary ingredient under its intended conditions of use is higher than the intake level approved in the food additive regulation or designated as GRAS. We expect that an NDI notification would be submitted to the FDA prior to marketing nature-identical synthetic astaxanthin as a dietary ingredient in dietary supplements at levels above the GRAS intake or with chemical alteration.

Hawaii Tax Credit

For tax years 2006 to 2010, our predecessor received an aggregate amount of $1,262,117 in refundable tax credits from the State of Hawaii – Department of Taxation in connection with qualified research expenditures in the State of Hawaii. The Hawaii Tax Credit for Research Activities (“HTCRA”) was intended to encourage taxpayers to design, develop, and/or improve products, processes, techniques, formulas or software and intended to reward programs that pursue innovation in the State of Hawaii. The HTCRA was discontinued by the State of Hawaii for tax years 2011 and 2012, but was made available again starting in tax year 2013 with certain modifications to the qualification and credit calculations.

Federal Research and Development Tax Credit

In January 2013, the President of the United States signed into law the American Taxpayer Relief Act of 2012, which extended the United States research and development tax credit (the “Research Credit”) under Section 41 of the Internal Revenue Code of 1986, as amended, for tax years 2012 and 2013, as well as other provisions. The Research Credit provided taxpayers, such as the Company with a specified tax credit for qualified research activities, including those conducted by us. The Research Credit expired on December 31, 2013.

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

In addition to competing with non-astaxanthin anti-inflammatory drugs, we intend to compete with microalgal astaxanthin consumer health products on the basis of our global-scale manufacturing capability and product purity. Leading manufacturers of microalgal astaxanthin include Cyanotech, which produces the BioAstin brand; Fuji Health Science (parent company: Fuji Chemical), which produces the AstaREAL brand; and Algatechnologies, which produces the AstaPure brand. Many other companies, including Valensa International (parent company: EID Parry), acquire astaxanthin from these or other smaller manufacturers. We believe that large-scale, multi-fold expansion of naturally produced microalgal astaxanthin would require large amounts of land, and fresh water for open pond systems or large amounts of infrastructure and energy for closed systems, and, consequently, a significant if not overwhelming amount of investment capital. Furthermore, microalgal astaxanthin products, which are lipophilic extracts of a commercially cultivated microalgae, typically have relatively low astaxanthin content, with the majority of the product comprised of other lipophilic, non-astaxanthin microalgal compounds. In contrast, we expect our synthetically manufactured astaxanthin products to have very high astaxanthin content, with consistent pharmaceutical-grade purity. Higher relative astaxanthin content should reduce the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin.

We may also face competition from other synthetic astaxanthin consumer health products, although competitors in this space are limited by the substantial cost and technical expertise required to develop large-scale, industrial production of astaxanthin. DSM, which has operated in the synthetic astaxanthin animal feed market for several decades, announced the marketing of DSM Astaxanthin as a consumer health product under the AstaSana brand in 2013 based on its history of use in the food supply as a color additive, the robust non-clinical safety studies that supported the food color additive approval, and additional long term toxicity studies that were submitted to the FDA in 2005. DSM also announced the GRAS self-affirmation of DSM Astaxanthin in 2015.

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

We own 21 issued patents, including 14 in the United States and 7 others in China, India, Japan, and Hong Kong, related to the technology described above. These patents will expire during the years of 2023 to 2028, subject to any patent term extensions of the individual patent. We have 5 foreign patent applications pending in Europe, Canada, and Brazil, also related to the technology described above. Of these patents and patent applications, 20 patents and 4 patent applications have coverage related to astaxanthin analogs and derivatives; however, our proprietary technologies and business opportunities are not dependent on any single patent or sub-set of patents—the portfolio, which includes coverage related to compositions of matter, pharmaceutical compositions, and pharmaceutical uses, as described above, provides the comprehensive coverage that we deem material to our business.

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

Employees

On March 28, 2016, we furloughed all of our employees and independent contractors indefinitely and arranged with our Chief Executive Officer, David G. Watumull; our Chief Financial Officer, John B. Russell; and our Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. We continue to assess our commercial opportunities, which may include licensing our intellectual property or developing products with others, and may re-engage furloughed employees and contractors from time to time to the extent their services are required at cash compensation equal to the hourly minimum wage. None of our employees are subject to a collective bargaining agreement.

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

We have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2015, we have accumulated a total deficit of $54,150,157.

Additionally, we have received a “going concern” opinion from our independent registered public accounting firm. As reflected in the consolidated financial statements that are filed with this Annual Report on Form 10-K, we are a pre-revenue company with no material amount of earned revenue since our inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stock holders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

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

We are highly dependent upon our senior management, including David G. Watumull, our President and Chief Executive Officer, Gilbert M. Rishton, our Chief Science Officer, Timothy J. King, our Vice President, Research, John B. Russell, our Chief Financial Officer, David M. Watumull, our Vice President, Operations, and Nicholas Mitsakos, our Executive Chairman. The loss of services of David G. Watumull or any other member of our senior management could have a material adverse effect on our business, prospects, financial condition and results of operations. We carry a $1 million “key person” life insurance policy on David G. Watumull but do not carry similar insurance for any of our other senior executives.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EQUITY Securities.

Market Information

Our shares of common stock are quoted on the OTCQB under the symbol CDXI. Prior to February 21, 2014, shares of our common stock were quoted on the OTCQB under the symbol KOFF, commencing on August 30, 2012. The high and low bid quotations for our shares of common stock for each full quarterly period within the two most recent fiscal years are:

Year Ended December 31, 2014	High	Low

March 31, 2014	$8.00	$0.50
June 30, 2014	$1.45	$0.86
September 30, 2014	$1.00	$0.41
December 31, 2014	$0.64	$0.29

Year Ended December 31, 2015	High	Low

March 31, 2015	$0.44	$0.15
June 30, 2015	$0.32	$0.11
September 30, 2015	$0.77	$0.08
December 31, 2015	$0.95	$0.20

Year Ended December 31, 2016	High	Low

March 31, 2016 (through March 28, 2016)	$0.28	$0.03

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Holders

As of March 28, 2016 there were approximately 450 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted, and our stockholders approved, the Cardax, Inc. 2014 Equity Compensation Plan (the “2014 Plan”), effective as of February 7, 2014. Under such plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 45,420,148 shares of our common stock are reserved for issuance under the 2014 Plan. Options for the purchase of 34,213,711 shares of our common stock have been granted, options for the purchase of 46,357 shares of our common stock have been exercised, and options for the purchase of 34,167,354 shares of our common stock are outstanding as of March 28, 2016. In addition, an aggregate of 1,234,923 shares of our common stock have been granted under the 2014 Plan. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

Equity Compensation Plan Information

The following table summarizes information as of March 28, 2016 about our outstanding stock options and shares of common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	34,167,354	$0.47	9,971,514
Equity compensation plans not approved by security holders	-	-	-
Total	34,167,354	$0.47	9,971,514

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

Under the Purchase Agreements, each of the Purchasers purchased units (the “Unit”) at price per Unit of $0.30 that consisted of: (A) one (1) share of the Company’s common stock, (B) two (2) Class D warrants, each to purchase one (1) share of the Company’s common stock at a price per share of $0.10, and (C) one (1) Class E warrant to purchase three-quarters (3/4) of one (1) share of the Company’s common stock at a price per share of $0.1667. The Class D warrants and the Class E warrants will expire March 31, 2020. In the year ended December 31, 2015, we sold an aggregate of 6,020,725 Units for an aggregate purchase price of $1,806,222. No placement agent or broker dealer was used or participated in any offering or sale of such Units. On September 8, 2015, we engaged a broker dealer to assist in an offering of our securities as a placement agent. Any future offering of securities may be on the same terms as the sale of the Units or on other terms.

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

On April 20, 2015, the we issued a warrant to a service provider to purchase 50,000 shares of our common stock at $0.30 per share, which expires March 31, 2020.

On October 19, 2015, we issued a service provider 100,000 shares of our common stock. The total fair value of this stock on the date of issuance was $45,000. These shares vested immediately.

On October 26, 2015, we issued 25,556 shares of our common stock in connection with the cashless exercise of a stock option for 41,851 shares of our common stock at $0.155 per share with 16,295 shares of our common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2015, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6. Selected Financial Data.

We are a “smaller reporting company,” and, accordingly, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2015 and 2014, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Corporate Overview and History

We acquired Pharma and its life science business through the merger of Cardax Sub, our wholly-owned transitory subsidiary, with and into Pharma on February 7, 2014 (the “Merger”), and a stock purchase agreement. As a result of these transactions, Pharma became our wholly-owned subsidiary. The only consideration that we paid under the stock purchase agreement and the Merger was shares of our common stock. On May 31, 2013, Pharma acquired all of the assets and assumed all of the liabilities of Holdings. Accordingly, we have two predecessors: Pharma and Pharma’s predecessor, Holdings. Prior to the February 7, 2014 effective date of the Merger, we operated under the name “Koffee Korner Inc.” and our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. On December 30, 2015, our former principal stockholder, Holdings, merged with and into us (the “Holdings Merger”). There was not any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings received an aggregate number of shares and warrants to purchase shares of our common stock equal to the aggregate number of shares of our common stock that were held by Holdings on the date of the closing of the Holdings Merger. Our restricted shares of common stock held by Holdings were cancelled upon the closing of the Holdings Merger. Accordingly, there was not any change to our fully diluted capitalization due to the Holdings Merger.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2015 and 2014:

The following table reflects our operating results for the years ended December 31, 2015 and 2014:

Operating Summary	Year ended December 31, 2015	Year ended December 31, 2014	Change
Revenues	$-	$-	$-
Operating Expenses	(4,401,100)	(16,881,963)	12,480,863
Net Operating Loss	(4,401,100)	(16,881,963)	12,480,863
Other Income (Expenses)	143,225	(112,662)	255,887
Net Loss	$(4,257,875)	$(16,994,625)	$12,736,750

Operating Summary

We are a pre-revenue company with limited operations and had no revenues for the years ended December 31, 2015 and 2014.

Operating expenses were $4,401,100 and $16,881,963 for the years ended December 31, 2015 and 2014, respectively. Included in operating expenses were $1,918,183 and $11,667,361 in stock based compensation for the years ended December 31, 2015 and 2014, respectively. Other operating expenses primarily consisted of services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider.

Other income (expenses), net, were $143,225 and $(112,662) for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, other income primarily consisted of a change in estimated accrued liabilities of $48,204 and a gain on the sale of assets of $95,000. For the year ended December 31, 2014, other expenses primarily consisted of interest expense on notes payable of $112,450.

Assets and Liabilities

Assets were $852,078 and $1,547,091 as of December 31, 2015 and 2014, respectively. The decrease was primarily due to an inventory impairment of $958,575 offset by a cash increase of $287,714 in the year ended December 31, 2015. At December 31, 2015, cash totaled $323,410. Negative working capital of $4,186,301 as of December 31, 2015, was primarily due to accrued payroll and paid time off of $3,468,610, accrued Board of Director fees and related consultation of $418,546, and accounts payable of $662,803, less cash of $323,410. The accrual of payroll and Board of Director fees and related consultation, which occurred from January 2008 to December 2013, was due to significant capital constraints, and was selected in favor of layoffs or furloughs in order to maximize employee and director retention. In 2013 and 2014, the Company initiated repayment on these accrued amounts, utilizing approximately 5% to 10% of proceeds from various financings and plans to continue a structured repayment of the outstanding amounts over time as financing permits.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the years ended December 31, 2015 and 2014, we used cash in operating activities of $1,506,237 and $5,695,231, respectively, and incurred a net loss of $4,257,875 and $16,994,625, respectively.

As of December 31, 2015, we had a U.S. federal income tax net operating loss carryforward of $30,171,769. The net operating losses may be available to offset our future taxable income to the extent permitted under the Internal Revenue Code.

We require additional financing in order to continue to fund our operations, and pay existing and future liabilities and other obligations. To conserve cash resources, we agreed with our employees, executives, and certain vendors to pay any compensation due during any calendar quarter that has not been paid in cash in the form of shares of our common stock or stock options, as described in the Current Report on Form 8-K dated July 7, 2015. On March 28, 2016, we furloughed all of our employees and independent contractors indefinitely and arranged with our Chief Executive Officer, David G. Watumull; our Chief Financial Officer, John B. Russell; and our Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. We continue to assess our commercial opportunities, which may include licensing our intellectual property or developing products with others, and may re-engage furloughed employees and contractors from time to time to the extent their services are required at cash compensation equal to the hourly minimum wage. In addition, each of the directors has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company. In addition, we have deferred payment of other trade payables.

It is estimated that our limited available cash resources as of the date of this Annual Report on Form 10-K, would be sufficient to continue operations on a limited budget only through May 15, 2016. In addition to the $1,806,000 raised during the year ended December 31, 2015, we intend to raise additional capital that would fund our operations through at least December 31, 2016. We are currently negotiating the terms of additional financing with investors and are considering a private placement of our common stock and warrants to purchase common stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

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

Upon the consummation of the Merger, the outstanding principal amount of the senior secured convertible promissory notes issued by Pharma in 2013, consisting of (a) the aggregate principal amount of approximately $3,648,244 for notes exchanged with Holdings on May 31, 2013, and (b) the aggregate principal amount of $4,840,792 for notes issued by Pharma during the year ended December 31, 2013, together in the aggregate principal amount of $8,489,036, plus all accrued interest thereon, was automatically converted into an aggregate number of 14,446,777 shares of our common stock and warrants, issued by Cardax, to purchase an aggregate of 14,446,777 shares of our common stock at an exercise price equal to $0.625 that expire on February 7, 2019.

Upon the consummation of the Merger, the outstanding principal amount of the convertible unsecured promissory notes issued by Pharma in 2014, consisting of the aggregate principal amount of $2,076,000 plus all accrued interest thereon, was automatically converted into an aggregate number of 3,353,437 shares of our common stock and warrants to purchase an aggregate of 3,321,600 shares of our common stock at an exercise price equal to $0.625 that expire on February 7, 2019.

In addition, upon the consummation of the Merger we issued and sold an aggregate of 6,276,960 shares of our common stock and warrants, that expire on February 7, 2019, to purchase an aggregate of 6,276,960 shares of our common stock at a price per share equal to $0.625, for aggregate gross cash proceeds of $3,923,100.

During the year ended December 31, 2015, we sold securities in a self-directed offering in the aggregate amount of $1,806,222 at $0.30 per unit, which included the conversion of a $30,000 note issued on January 28, 2015 and $222 in accrued interest. Each unit consisted of one share of our common stock, two Class D warrants, each to purchase one share of our common stock at $0.10 per share, which expire March 31, 2020, and one Class E warrant to purchase three-fourths of one share of our common stock at $0.1667 per share, which expires March 31, 2020. In aggregate, we issued 6,020,725 shares of our common stock, Class D warrants to purchase 12,041,450 shares of our common stock, and Class E warrants to purchase 4,515,554 shares of our common stock.

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

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

Cash Flow Summary	Year ended Dec. 31, 2015	Year ended Dec. 31, 2014
Net Cash Used in Operating Activities	$(1,506,237)	$(5,695,231)
Net Cash Provided by (Used in) Investing Activities	(12,049)	59,127
Net Cash Provided by Financing Activities	1,806,000	5,449,390
Net Cash Increase (Decrease) for Period	287,714	(186,714)
Cash at Beginning of Year	35,696	222,410
Cash at End of Year	$323,410	$35,696

Cash Flows from Operating Activities

During the years ended December 31, 2015 and 2014, our operating activities primarily consisted of payments to, or accruals for payments to, employees, directors, and consultants, for services related to research and development and administration. The decrease in net cash used in operating activities of $4,188,994 in the year ended December 31, 2015, was primarily attributable to a combination of (i) a decrease in professional and financing expenses in the aggregate amount of $1,959,263, and (ii) a decrease in cash payments of accrued payroll, accounts payable, accrued interest, and fees payable to directors in the aggregate amount of $1,544,303.

Cash Flows from Investing Activities

During the years ended December 31, 2015 and 2014, our investing activities were primarily related to proceeds from the sale of equipment and capitalization of patent costs.

Cash Flows from Financing Activities

During the years ended December 31, 2015 and 2014, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt and common stock. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income taxes. The provisions of ASU No. 2015-17 simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this ASU are effective for the annual period ending after December 15, 2016, including interim periods within those fiscal years. The Company does not believe that the adoption of this update will have a significant impact to the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory—Simplifying the Measurement of Inventory. The provisions of ASU No. 2015-11 clarify measurement of inventory at the lower of cost or market and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for the annual period ending after December 15, 2016, including interim periods within those fiscal years. The Company does not believe that the adoption of this update will have a significant impact to the Company’s consolidated financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On March 28, 2016, the Company furloughed all of its employees and independent contractors indefinitely and arranged with its Chief Executive Officer, David G. Watumull; its Chief Financial Officer, John B. Russell; and its Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. The Company continues to assess its commercial opportunities, which may include licensing its intellectual property or developing products with others, and may re-engage furloughed employees and contractors from time to time to the extent their services are required at cash compensation equal to the hourly minimum wage. In addition, each of the directors has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
Nicholas Mitsakos	56	Executive Chairman of the Board of Directors
David G. Watumull	66	President, Chief Executive Officer, and Director
George W. Bickerstaff, III	60	Director
Terence A. Kelly, Ph.D.	54	Director
John B. Russell	43	Chief Financial Officer and Treasurer
Richard M. Morris	55	Secretary
David M. Watumull	34	Vice President, Operations, Assistant Treasurer, and Assistant Secretary

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

John B. Russell, CPA, has served as our Chief Financial Officer and Treasurer since February 7, 2014. Mr. Russell has also served as the Chief Financial Officer and Treasurer of Pharma and Holdings since July 2013. Mr. Russell is the founder of JBR Business Solutions, LLC and has served as its President since 2010. Mr. Russell has over 20 years of accounting, finance, operations, and SEC reporting experience in biopharmaceutical and high-tech industries. From 2010 to the present, he has served as Chief Financial Officer for various privately-held start-up companies. Mr. Russell was in charge of the Business Advisory Services for the Grant Thornton Honolulu office from 2006 to 2010. From 2005 to 2006, Mr. Russell worked at a consulting company as the Operations Consulting - Financial Management lead, advising Cisco Systems, Inc. Mr. Russell was the General Accounting Manager of the publicly traded company Scios Inc. from 2003 to 2005, where he was in charge of SEC reporting and internal controls. Mr. Russell was the Controller for several portfolio companies in the venture capital firm, Raza Foundries, Inc., from 2001 to 2002, and the General Accounting Manager for inSilicon Corporation, a public company, from 2000 to 2001. Previous to that, Mr. Russell was an auditor at PricewaterhouseCoopers LLP from 1995 to 2000. Mr. Russell is a licensed CPA in Hawaii and has a B.A. in Economics/Accounting from Claremont McKenna College.

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

The members of our audit committee are George W. Bickerstaff, III (Chairperson) and Terence A. Kelly, Ph.D. Our audit committee has a written charter available on our website at www.cardaxpharma.com.

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

The members of our compensation committee are Terence A. Kelly, Ph.D. (Chairperson) and George W. Bickerstaff, III. Our compensation committee has a written charter available on our website at www.cardaxpharma.com.

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

The members of our nominating and corporate governance committee are Terence A. Kelly, Ph.D. (Chairperson) and George W. Bickerstaff, III. Our nominating and corporate governance committee has a written charter available on our website at www.cardaxpharma.com.

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

Item 11. Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to David G. Watumull, our Chief Executive Officer, Nicholas Mitsakos, our Executive Chairman of the Board, and David M. Watumull, our Vice President, Operations, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2014 and 2015. These three executive officers are referred to as the “named executive officers” throughout this Annual Report on Form 10-K. In addition, the following sets forth information with respect to the compensation awarded or paid to our two highest compensated individuals not serving as executive officers, Gilbert M. Rishton, our Chief Science Officer, and Timothy J. King, our Vice President, Research, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2014 and 2015.

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the two fiscal years ended December 31, 2014 and 2015, which includes cash compensation, stock options awarded in lieu of cash compensation, and all other compensation:

Name	Year	Cash Comp.	(1)	Stock Options in Lieu of Cash Comp.	(2)	All Other Comp.	(3)	Total
David G. Watumull	2014	$475,000	(4)	$-		$20,337		$495,337
Chief Executive Officer	2015	$88,807	(5)(6)	$205,424	(5)	$16,151		$310,382

Nicholas Mitsakos	2014	$265,000	(7)	$-		$-		$265,000
Executive Chairman	2015	$9,231	(8)	$167,884	(7)	$-		$177,115

David M. Watumull	2014	$195,000	(9)	$-		$6,606		$201,606
Vice President, Operations	2015	$63,230	(10)	$113,308		$5,917		$182,455

Gilbert M. Rishton	2014	$225,000	(11)	$-		$966		$225,966
Chief Science Officer	2015	$72,461	(12)	$135,232		$526		$208,219

Timothy J. King	2014	$195,000	(13)	$-		$522		$195,522
Vice President, Research	2015	$63,230	(14)	$113,308		$281		$176,819

(1)	The amounts disclosed refer to cash compensation.
(2)	The amounts disclosed refer to stock options awarded in lieu of cash compensation.
(3)	The amounts disclosed refer to imputed income in connection with certain benefits and/or insurance premiums paid in lieu of additional cash compensation.
(4)	The amount disclosed also includes payment of accrued compensation to Mr. David G. Watumull.
(5)	The annual salary of Mr. David G. Watumull was decreased to $225,000 effective April 2015.
(6)	On March 28, 2016, Mr. David G. Watumull was furloughed and agreed to continue service as Chief Executive Officer for cash compensation equal to the minimum wage.
(7)	The amount disclosed also includes payment of accrued compensation to Mr. Mitsakos.
(8)	The annual compensation of Mr. Mitsakos as the Executive Chairman was decreased to $150,000 effective April 2015, payable quarterly in arrears in the form of equity. In addition, Mr. Mitsakos has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company.
(9)	The amount disclosed also includes payment of accrued compensation to Mr. David M. Watumull.
(10)	On March 28, 2016, Mr. David M. Watumull was furloughed and agreed to continue service as Vice President, Operations for cash compensation equal to the minimum wage.
(11)	The amount disclosed also includes payment of accrued compensation to Mr. Rishton.
(12)	On March 28, 2016, Mr. Rishton was furloughed and may from time to time be re-engaged to the extent his services are required at cash compensation equal to the hourly minimum wage.
(13)	The amount disclosed also includes payment of accrued compensation to Mr. King.
(14)	On March 28, 2016, Mr. King was furloughed and may from time to time be re-engaged to the extent his services are required at cash compensation equal to the hourly minimum wage.

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2015

The following table sets forth information regarding outstanding option awards to our named executive officers as of December 31, 2015:

	Option awards(1)(2)
Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
David G. Watumull	1,750,588		-	-	$0.155	February 7, 2024
David G. Watumull	4,941,845		-	-	$0.625	February 7, 2024
David G. Watumull	468,498	(3)	-	-	$0.32	June 30, 2020
David G. Watumull	390,686	(3)	-	-	$0.20	June 30, 2020
David G. Watumull	89,523	(3)	-	-	$0.49	September 30, 2020
David G. Watumull	137,675	(3)	-	-	$0.27	December 31, 2020

Nicholas Mitsakos	1,496,700		-	-	$0.155	February 7, 2024
Nicholas Mitsakos	2,762,121		-	-	$0.625	February 7, 2024
Nicholas Mitsakos	263,736	(3)	-	-	$0.32	June 30, 2020
Nicholas Mitsakos	288,462	(3)	-	-	$0.20	June 30, 2020
Nicholas Mitsakos	129,310	(3)	-	-	$0.49	September 30, 2020
Nicholas Mitsakos	170,455	(3)	-	-	$0.27	December 31, 2020

David M. Watumull	45,058		-	-	$0.155	February 7, 2024
David M. Watumull	2,388,554		-	-	$0.625	February 7, 2024
David M. Watumull	160,806	(3)	-	-	$0.32	June 30, 2020
David M. Watumull	284,917	(3)	-	-	$0.20	June 30, 2020
David M. Watumull	67,639	(3)	-	-	$0.49	September 30, 2020
David M. Watumull	104,021	(3)	-	-	$0.27	December 31, 2020

(1)	The type of securities underlying all outstanding option awards is our common stock.
(2)	None of our named executive officers have received stock awards.
(3)	Stock options awarded in lieu of cash compensation.

Compensation of Directors

Mr. Mitsakos, our Executive Chairman of the Board, received compensation for his services as a director as set forth under “Compensation of Executive Officers.”

The following table sets forth information regarding each element of compensation that we paid or awarded to our current independent directors for the two fiscal years ended December 31, 2014 and 2015:

Name	Year	Cash Comp.	Stock Awards		Total
George W. Bickerstaff, III	2014	$-	$179,828	(1)	$179,828
George W. Bickerstaff, III	2015	$-	$58,333	(2)	$58,333

Terence A. Kelly	2014	$-	$166,749	(3)	$166,749
Terence A. Kelly	2015	$-	$58,333	(4)	$58,333

(1)	The amount disclosed represents compensation recognized in 2014, in accordance with elections made under 83(b) of the Internal Revenue Code, for stock awarded in connection with services provided by Mr. Bickerstaff as an independent director commencing in June 2014. The shares of common stock were subject to a risk of forfeiture and vested quarterly in arrears commencing on June 1, 2014.
(2)	The amount disclosed represents compensation recognized in 2015 for stock awarded in connection with services provided by Mr. Bickerstaff as an independent director. In addition, Mr. Bickerstaff has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company.
(3)	The amount disclosed represents compensation recognized in 2014, in accordance with elections made under 83(b) of the Internal Revenue Code, for stock awarded in connection with services provided by Dr. Kelly as an independent director commencing in June 2014. The shares of common stock were subject to a risk of forfeiture and vested quarterly in arrears commencing on June 1, 2014.
(4)	The amount disclosed represents compensation recognized in 2015 for stock awarded in connection with services provided by Dr. Kelly as an independent director. In addition, Dr. Kelly has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company.

The following table sets forth information regarding each element of compensation that we paid or awarded to our former independent directors for the two fiscal years ended December 31, 2014 and 2015:

Name	Year	Cash Comp.		Stock Awards		Total
Frank C. Herringer	2014	$36,458	(1)	$62,937	(2)	$99,395
Frank C. Herringer	2015	$-		$23,787	(3)	$23,787

Tamar D. Howson	2014	$-		$179,828	(4)	$179,828
Tamar D. Howson	2015	$-		$-		$-

(1)	The amount disclosed also includes payment of accrued compensation to Mr. Herringer.
(2)	The amount disclosed represents compensation recognized in 2014 for stock awarded in connection with continued services provided by Mr. Herringer as an independent director. The shares of common stock were subject to a risk of forfeiture and vested quarterly in arrears commencing on June 1, 2014.
(3)	The amount disclosed represents compensation recognized in 2015 for stock awarded in connection with continued services provided by Mr. Herringer as an independent director. The shares of common stock were subject to a risk of forfeiture and vested quarterly in arrears commencing on June 1, 2014.
(4)	The amount disclosed represents compensation recognized in 2014, in accordance with elections made under 83(b) of the Internal Revenue Code, for stock awarded in connection with services provided by Ms. Howson as an independent director commencing in June 2014. The shares of common stock were subject to a risk of forfeiture and vested quarterly in arrears commencing on June 1, 2014.

Outstanding Equity Awards to Directors at Fiscal Year-End 2015

Mr. Mitsakos, our Executive Chairman of the Board, received option awards for his services as a director as set forth under “Outstanding Equity Awards to Directors at Fiscal Year-End 2015.”

The following table sets forth information regarding outstanding stock awards to our independent directors as of December 31, 2015:

Stock awards
Name	Number of securities awarded
George W. Bickerstaff, III	427,310 (1)
Terence A. Kelly	411,163 (1)

(1)	All shares are fully vested.

Employment and Consulting Agreements

On February 7, 2014, we entered into employment agreements with each of Messrs. David G. Watumull, David M. Watumull, Gilbert M. Rishton, and Timothy J. King, which provided for employment for an initial term of one year, subject to renewal and earlier termination rights as provided in such agreements. These agreements provide for compensation terms and duration of employment as set forth in each such agreement. Such agreements include restrictive covenants concerning competition with us and solicitation of our employees and clients, if such individuals are terminated for cause as defined in such agreements.

On February 7, 2014, we entered into an Agreement for Services as the Executive Chairman with Nicholas Mitsakos, pursuant to which Mr. Mitsakos agreed to serve as our Executive Chairman. We agreed to pay Mr. Mitsakos an annual salary of $240,000 for his services as an executive officer.

To conserve cash resources while seeking additional financing, we and our employees, including Messrs. David G. Watumull, David M. Watumull, Gilbert M. Rishton, and Timothy J. King, agreed to reduce cash compensation effective January 15, 2015. In addition, Mr. Mitsakos reduced his cash compensation to zero. The amount of an individual’s compensation that was not paid was deferred.

On June 30, 2015, the compensation arrangements of Messrs. David G. Watumull, David M. Watumull, Gilbert M. Rishton, and Timothy J. King were amended so that, effective after June 30, 2015, we had the right to pay any compensation due to such officer during any calendar quarter that was not paid in cash in the form of shares of our common stock or incentive stock options under the 2014 Plan. In addition, the amount of the unpaid cash compensation that accrued during the first and second quarters of 2015 was paid with incentive stock options under the 2014 Plan.

On June 30, 2015, the compensation arrangement with Mr. Mitsakos was amended so that, effective April 1, 2015, Mr. Mitsakos would receive an aggregate annual compensation equal to $150,000, payable quarterly, in arrears, in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan. In addition, the amount of the unpaid cash compensation that accrued during the first and second quarters of 2015 was paid with non-qualified stock options under the 2014 Plan.

On March 28, 2016, we furloughed all of our employees and independent contractors indefinitely and arranged with our Chief Executive Officer, David G. Watumull; our Chief Financial Officer, John B. Russell; and our Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. We continue to assess our commercial opportunities, which may include licensing our intellectual property or developing products with others, and may re-engage furloughed employees and contractors from time to time to the extent their services are required at cash compensation equal to the hourly minimum wage. In addition, each of the directors has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company.

2014 Equity Compensation Plan

Our 2014 Plan is administered by our compensation committee. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The issuance of awards under the 2014 Plan is at the discretion of our compensation committee, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under the 2014 Plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries. An aggregate of 45,420,148 shares of our common stock have been reserved for issuance under the 2014 Plan, which is subject to adjustment as described in such plan. As of March 28, 2016, there are 9,971,514 shares of common stock available for future awards under the 2014 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding our 2014 Plan is outlined above in Item 5 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the ownership of our common stock as of March 28, 2016 for:

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

Name	Amount of Beneficial Ownership of Common Stock		Percent of Common Stock(1)

Nicholas Mitsakos(2)	6,941,266	(3)	9.3%
George W. Bickerstaff, III(4)	427,310	(5)	0.6%
Terence A. Kelly, Ph.D.(6)	411,163	(7)	0.6%
David G. Watumull(8)	8,237,979	(9)	10.7%
David M. Watumull(10)	3,050,995	(11)	4.2%
John B. Russell(12)	166,203	(13)	0.2%
All directors and executive officers as a group (6 persons)	19,234,916		22.5%

(1)	Based on 69,087,955 shares of common stock issued and outstanding as of March 28, 2016.
(2)	The address of Mr. Nicholas Mitsakos is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Mitsakos is the Executive Chairman of our Board of Directors.
(3)

Represents (a) 1,496,700 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.155 per share, (b) 2,762,121 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.625 per share, (c) 263,736 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.32 per share, (d) 288,462 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.20 per share, (e) 129,310 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.49 per share, (f) 170,455 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.27 per share, (g) 219,335 shares of common stock, which may be deemed to be beneficially owned by Mr. Mitsakos as the sole owner, Chairman and CEO of Arcadia Holdings, Inc., the owner of such shares, (h) 219,335 shares of common stock issuable upon exercise by Arcadia Holdings, Inc. of warrants that are presently exercisable, at an exercise price of $0.625 per share, and which may be deemed to be beneficially owned by Mr. Mitsakos, (i) 1,201,242 shares of common stock issued in the Holdings Merger to Arcadia Holdings, Inc., which Mr. Mitsakos may be deemed to beneficially own as the Chairman and CEO of Arcadia Holdings, Inc., and (j) 190,570 shares of common stock issued in the Holdings Merger.

(4)	The address of Mr. George W. Bickerstaff, III is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Bickerstaff is a member of our Board of Directors.
(5)	Represents 427,310 shares of common stock.
(6)	The address of Dr. Terence A. Kelly is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Dr. Kelly is a member of our Board of Directors.
(7)	Represents 411,163 shares of common stock.
(8)	The address of Mr. David G. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David G. Watumull is our President, CEO, and a member of our Board of Directors.
(9)

Represents (a) 1,750,588 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.155 per share, (b) 4,941,845 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.625 per share, (c) 468,498 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.32 per share, (d) 390,686 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.20 per share, (e) 89,523 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.49 per share, (f) 137,675 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.27 per share, (g) 408,172 shares of common stock issued in the Holdings Merger, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, and (h) 50,992 shares of common stock issuable upon exercise of a certain warrant issued in the Holdings Merger at an exercise price of $0.981 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust.

(10)	The address of Mr. David M. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David M. Watumull is our Vice President, Operations.
(11)

Represents (a) 45,058 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.155 per share, (b) 2,388,554 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.625 per share, (c) 160,806 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.32 per share, (d) 284,917 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.20 per share, (e) 67,639 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.49 per share, and (f) 104,021 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.27 per share.

(12)	The address of Mr. John B. Russell is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Russell is our Chief Financial Officer.
(13)	Represents (a) 59,835 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.32 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (b) 62,424 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.20 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (c) 18,956 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.49 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, and (d) 24,988 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.27 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On June 30, 2015, we entered into an agreement with George W. Bickerstaff, III and Terence A. Kelly, Ph.D. that provided for the annual compensation of each independent director equal to $100,000, payable quarterly in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan. In addition, each independent director received a grant of 55,556 shares of Common Stock for compensation during June 2015. On September 30, 2015, each independent director received a grant of 73,529 shares of our common stock pursuant to the agreement. On December 31, 2015, each independent director received a grant of 100,000 shares of our common stock pursuant to the agreement. In addition, each of the directors has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company.

On June 30, 2015, our compensation arrangement with JBR Business Solutions, LLC, under which John B. Russell serves as our Chief Financial Officer, was amended so that, effective after June 30, 2015, we had the right to pay up to 50% of any compensation due during any calendar quarter that was not paid in cash in the form of shares of our common stock or non-qualified stock options under the 2014 Plan. In addition, 50% of the amount of the unpaid cash compensation that accrued during the first and second quarters of 2015 was paid with non-qualified stock options under the 2014 Plan: 50% of the unpaid amount that accrued during the first quarter of 2015 or $12,565 was paid by a non-qualified stock option to purchase 59,835 shares of our common stock at an exercise price of $0.32 per share, and 50% of the unpaid amount that accrued during the second quarter of 2015 or $8,115 was paid by a non-qualified stock option to purchase 62,424 shares of our common stock at an exercise price of $0.20 per share. On September 30, 2015, 50% of the unpaid amount that accrued during the third quarter of 2015 or $5,497 was paid by a non-qualified stock option to purchase 18,956 shares of our common stock at an exercise price of $0.49 per share. On December 31, 2015, 50% of the unpaid amount that accrued during the fourth quarter of 2015 or $5,497 was paid by a non-qualified stock option to purchase 24,988 shares of our common stock at an exercise price of $0.27 per share. Mr. Russell is the Managing Partner of JBR Business Solutions, LLC. On March 28, 2016, Mr. Russell was furloughed and agreed to continue service as Chief Financial Officer for cash compensation equal to the minimum wage.

On December 30, 2015, we completed our merger with Holdings, our former principal stockholder. At closing, Holdings merged with and into us. There was not any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings received an aggregate number of 31,597,574 shares of our common stock and warrants to purchase 1,402,426 shares of our common stock. The 33,000,000 restricted shares of our common stock held by Holdings were cancelled upon the closing of the Holdings Merger. Accordingly, there was not any change to our fully diluted capitalization due to the Holdings Merger. David G. Watumull and Nicholas Mitsakos were the only directors of Holdings upon the Holdings Merger. Each individual was also a director of us and a stockholder of Holdings. Each individual had a personal interest in the Holdings Merger, and received shares of our common stock in exchange for their equity interest in Holdings. An aggregate of 1,201,242 shares of our common stock were issued in the Holdings Merger to Arcadia Holdings, Inc., which Mr. Mitsakos may be deemed to beneficially own as the Chairman and CEO of Arcadia Holdings, Inc., and 190,570 shares of our common stock were issued in the Holdings Merger to Mr. Mitsakos. An aggregate of 408,172 shares of our common stock and a warrant to purchase 50,992 shares of our common stock at an exercise price equal to $0.981 per share through December 31, 2018 were issued in the Holdings Merger to the David G. Watumull Revocable Living Trust, which Mr. Watumull may be deemed to beneficially own as the Trustee.

Director Independence

George W. Bickerstaff, III and Terence A. Kelly, Ph.D. are our independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Item 14. Principal Accounting Fees and Services.

The table below sets forth the aggregate fees billed for fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountants for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

	Fiscal Year Ended December 31, 2015		Fiscal Year Ended December 31, 2014

Audit Fees(1)	$67,500	*	$143,607	*
Audit-Related Fees(2)	$-		$-
Tax Fees(3)	$-		$-
All Other Fees(4)	$-		$-
Total	$67,500		$143,607

*	The amounts of audit fees disclosed for our fiscal years ended December 31, 2015 and 2014 represent the aggregate audit fees billed during 2015 and 2014, respectively. The amount billed in 2015 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2014 and the review of our interim financial statements in 2015. The amount billed in 2014 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2013 and the review of our interim financial statements in 2014.
(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported “Audit Fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax advice, and tax planning.
(4)	All other fees consist of fees billed for products and services provided by our principal accountants, other than for products and services reported above.

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

(c) Exhibits

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of November 27, 2013, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.2(2)	First Amendment to the Agreement and Plan of Merger, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.3(3)	Second Amendment to the Agreement and Plan of Merger, dated as of February 7, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.4(4)	Amended and Restated Agreement and Plan of Merger, dated as of November 24, 2015 by and among Cardax Pharmaceuticals, Inc. and Cardax, Inc.

3.1(2)	Certificate of Incorporation, as amended, of Cardax, Inc.

3.2(2)	Amended and Restated Bylaws of Cardax, Inc.

4.1(3)	Form of specimen certificate representing Common Stock of Cardax, Inc.

4.2(3)	Form of Class A Warrant

4.3(3)	Form of Noteholder Warrant

4.4(3)	Form of Placement Agent Warrant

4.5(3)	Form of Financial Consultant Warrant

4.6(3)	Form of Warrant issued to JLS Ventures, LLC

10.1(2)	Cardax, Inc. 2014 Equity Compensation Plan

10.2(3)	Form of Stock Option Agreement under the 2014 Equity Compensation Plan

10.3(3)	Form of Notice of Stock Option Grant under the 2014 Equity Compensation Plan

10.4(3)	Form of Notice of Stock Option Grant In Substitution of Stock Option Grant under the Cardax Pharmaceuticals, Inc. 2006 Equity Compensation Plan

10.5(2)	Stock Purchase Agreement, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

10.6(3)	Spin-off Agreement, dated as of February 7, 2014, between Koffee Korner Inc. and Nazneen D’Silva

10.7(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David G. Watumull

10.8(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David M. Watumull

10.9(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Gilbert M. Rishton

10.10(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Timothy J. King

10.11(3)	Agreement for Services as the Executive Chairman dated February 7, 2014, by and between Cardax, Inc. and Nicholas Mitsakos

10.12(5)	Form of Indemnification Agreement

10.13(5)	Form of Independent Board of Directors Agreement

10.14(6)	Joint Development and Supply Agreement effective on November 15, 2006, by and between BASF Aktiengesellschaft and Cardax Pharmaceuticals, Inc., as amended by Amendment No. 1 to Joint Development and Supply Agreement effective on April 15, 2007

10.15(7)	Collaboration Agreement, dated as of August 18, 2014, by and between Capsugel US, LLC and its affiliates and Cardax, Inc. and its affiliates

10.16(8)	Form of Registration Rights Agreement

10.17(8)	Form of Subscription Agreement

10.18(8)	Form of Class D Warrant

10.19(8)	Form of Class E Warrant

10.20(9)	Supplement to Agreement of the Executive Chairman

10.21(9)	Independent Directors’ Compensation Agreement

10.22(9)	Supplement to Senior Executive Employment Agreement of David G. Watumull

10.23(9)	Payment Deferral and Acceptance Agreement of JBR Business Solutions, LLC

10.24(9)	Form of Payment Deferral and Acceptance Agreement

21.1(3)	Subsidiaries of Cardax, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed November 29, 2013.
(2)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed January 14, 2014.
(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed February 10, 2014.
(4)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed November 24, 2015.
(5)	Filed as an exhibit to the Amendment No. 1 to Registration Statement on Form S-1 of the Company dated September 2, 2014.
(6)	Filed as an exhibit to the Current Report on Form 8-K/A of the Company dated April 16, 2014. Confidential treatment has been requested for this exhibit, and confidential portions have been filed separately with the SEC.
(7)	Filed as an exhibit to the Amendment No. 3 to Registration Statement on Form S-1 of the Company dated November 26, 2014. Confidential treatment has been requested for this exhibit, and confidential portions have been filed separately with the SEC.
(8)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed March 9, 2015.
(9)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed July 7, 2015.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2016

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Watumull
David G. Watumull	President, Chief Executive Officer, and Director	March 30, 2016

/s/ John B. Russell
John B. Russell	Chief Financial Officer and Treasurer	March 30, 2016

/s/ Nicholas Mitsakos
Nicholas Mitsakos	Executive Chairman of the Board of Directors	March 30, 2016

/s/ George W. Bickerstaff, III
George W. Bickerstaff, III	Director	March 30, 2016

/s/ Terence A. Kelly, Ph.D.
Terence A. Kelly, Ph.D.	Director	March 30, 2016

Consolidated Financial Statements

Cardax, Inc., and Subsidiary

December 31, 2015 and 2014

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cardax, Inc. and Subsidiary

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Cardax, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardax, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of its consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY
March 30, 2016

Cardax, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2015	2014
ASSETS

CURRENT ASSETS
Cash	$323,410	$35,696
Inventory	-	958,575
Deposits and other assets	87,715	92,829
Prepaid expenses	2,533	19,862

Total current assets	413,658	1,106,962

PROPERTY AND EQUIPMENT, net	13,923	20,611

INTANGIBLE ASSETS, net	424,497	419,518

TOTAL ASSETS	$852,078	$1,547,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,468,610	$3,555,961
Accounts payable and accrued expenses	662,803	651,991
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000
Other current liabilities	-	85,004

Total current liabilities	4,599,959	4,761,502

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,599,959	4,761,502

STOCKHOLDERS’ DEFICIT
Common stock - $0.001 par value; 400,000,000 shares authorized, 69,087,955 and 63,885,930 shares issued and outstanding as of December 31, 2015 and 2014, respectively	69,088	63,886
Additional paid-in-capital	50,333,188	46,908,249
Deferred compensation	-	(294,264)
Accumulated deficit	(54,150,157)	(49,892,282)

Total stockholders’ deficit	(3,747,881)	(3,214,411)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$852,078	$1,547,091

The accompanying notes are an integral part of these consolidated financial statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES:
Stock based compensation	1,918,183	11,667,361
Selling, general, and administrative expenses	1,008,755	4,014,859
Inventory impairment	958,575	-
Research and development	491,829	1,160,771
Depreciation and amortization	23,758	38,972

Total operating expenses	4,401,100	16,881,963

Loss from operations	(4,401,100)	(16,881,963)

OTHER INCOME (EXPENSES):
Interest expense	(2,334)	(118,780)
Interest income	2,355	3,692
Other income	48,204	-
Gain on sale of assets	95,000	2,426

Total other income (expenses)	143,225	(112,662)

Loss before provision for income taxes	(4,257,875)	(16,994,625)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,257,875)	$(16,994,625)

NET LOSS PER SHARE
Basic	$(0.06)	$(0.28)
Diluted	$(0.06)	$(0.28)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	66,873,761	60,225,524
Diluted	66,873,761	60,225,524

The accompanying notes are an integral part of these consolidated financial statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2015 and 2014

	Common Stock		Preferred Series A		Preferred Series B		Additional	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Compensation	Deficit	Total

Balance at January 1, 2014 *	33,229,093	$33,229	40,118,013	$40,118	20,237,459	$20,237	$19,867,961	$-	$(32,897,657)	$(12,936,112)

Effect of reverse merger	5,548,404	5,548	(40,118,013)	(40,118)	(20,237,459)	(20,237)	54,807	-	-	-

Conversion of 2013 notes payable	14,446,777	14,447	-	-	-	-	9,014,813	-	-	9,029,260

Conversion of 2014 notes payable	3,353,437	3,353	-	-	-	-	2,092,554	-	-	2,095,907

Issuance of common stock	6,276,960	6,277	-	-	-	-	3,916,823	-	-	3,923,100

Common stock grants to independent directors	776,753	777	-	-	-	-	705,457	-	-	706,234

Deferred compensation	-	-	-	-	-	-	-	(294,264)	-	(294,264)

Stock option exercise	4,506	5	-	-	-	-	693	-	-	698

Common stock grants to consultant	250,000	250	-	-	-	-	87,250	-	-	87,500

Stock based compensation - warrants	-	-	-	-	-	-	5,250,540	-	-	5,250,540

Stock based compensation - options	-	-	-	-	-	-	5,917,351	-	-	5,917,351

Net loss	-	-	-	-	-	-	-	-	(16,994,625)	(16,994,625)

Balance at December 31, 2014	63,885,930	$63,886	-	$-	-	$-	$46,908,249	$(294,264)	$(49,892,282)	$(3,214,411)

Effect of merger with Cardax Pharmaceuticals, Inc.	(1,402,426)	(1,402)	-	-	-	-	1,402	-	-	-

Restricted stock issuances	6,020,725	6,021	-	-	-	-	1,800,201	-	-	1,806,222

Common stock grants to independent directors	458,170	458	-	-	-	-	116,209	-	-	116,667

Common stock grants to investor relations	100,000	100	-	-	-	-	44,900	-	-	45,000

Deferred compensation	-	-	-	-	-	-	-	294,264	-	294,264

Stock based compensation - options	-	-	-	-	-	-	1,409,592	-	-	1,409,592

Stock based compensation - warrants	-	-	-	-	-	-	48,700	-	-	48,700

Stock option exercise	25,556	25	-	-	-	-	3,935	-	-	3,960

Net loss	-	-	-	-	-	-	-	-	(4,257,875)	(4,257,875)

Balance at December 31, 2015	69,087,955	$69,088	-	$-	-	$-	$50,333,188	$-	$(54,150,157)	$(3,747,881)

* January 1, 2014 retroactively adjusted to reflect effects of the reverse acquisition transaction.

The accompanying notes are an integral part of these consolidated financial statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2015	2014

Cash flows from operating activities:
Net loss	$(4,257,875)	$(16,994,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,758	38,972
Stock based compensation	708,059	11,667,361
Amortization of debt discount	-	4,592
Gain on sale of assets	(95,000)	(2,426)
Inventory impairment	958,575	-
Changes in assets and liabilities:
Deposits and other assets	5,114	1,391
Prepaid expenses	17,329	(5,482)
Inventory	-	28,099
Accrued payroll and payroll related expenses	1,122,773	(218,619)
Accounts payable and accrued expenses	10,808	(50,328)
Accrued interest	222	(101,553)
Fees payable to directors	-	(50,000)
Other current liabilities	-	(12,613)

Net cash used in operating activities	(1,506,237)	(5,695,231)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,633)
Proceeds from sale of property and equipment	10,000	87,430
Increase in patents	(22,049)	(26,670)

Net cash (used in) provided by investing activities	(12,049)	59,127

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,776,000	3,923,798
Proceeds from the issuances of notes payable	30,000	2,076,000
Repayment of principal on notes payable	-	(550,408)

Net cash provided by financing activities	1,806,000	5,449,390

NET INCREASE (DECREASE) IN CASH	287,714	(186,714)

Cash at the beginning of the year	35,696	222,410

Cash at the end of the year	$323,410	$35,696

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into common stock	$30,222	$11,125,167
Conversion of accrued payroll and payroll related expenses into stock options	$1,210,124	$-
Effect of merger with Cardax Pharmaceuticals, Inc.	$1,402	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$2,112	$188,382
Cash paid for income taxes	$-	$-

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

The share exchange transaction was treated as a reverse acquisition, with Holdings and Pharma as the acquirers and Koffee Korner and Koffee Sub as the acquired parties. Unless the context suggests otherwise, when the Company refers to business and financial information for periods prior to the consummation of the reverse acquisition, the Company is referring to the business and financial information of Holdings and Pharma. Under accounting principles generally accepted in the United States of America (“U.S. GAAP”) guidance Accounting Standards Codification (“ASC”) No. 805-40, Business Combinations – Reverse Acquisitions, the Acquisition has been treated as a reverse acquisition with no adjustment to the historical book and tax basis of the Company’s assets and liabilities.

On August 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with its principal stockholder, Holdings, pursuant to which Holdings would merge with and into the Company (the “Holdings Merger”). On September 18, 2015, the Company filed a Form S-4 with the SEC in contemplation of the Holdings Merger. There would not be any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings would receive an aggregate number of shares and warrants to purchase shares of the Company’s common stock equal to the aggregate number of shares of the Company’s common stock that were held by Holdings on the date of the closing of the Holdings Merger. The Company’s restricted shares of common stock held by Holdings would be cancelled upon the closing of the Holdings Merger. Accordingly, there would not be not any change to the Company’s fully diluted capitalization due to the Holdings Merger.

On November 24, 2015, the Holdings Merger Agreement was amended and restated (the “Amended Holdings Merger Agreement”). Under the terms of Amended Holdings Merger Agreement, the shares of common stock, par value $0.001 per share of Holdings and the shares of all other issued and outstanding capital stock of Holdings that by their terms were convertible or could otherwise be exchanged for shares of Holdings common stock, would be converted into and exchanged for the Company’s shares of Common Stock in a ratio of approximately 2.2:1. In addition, the Company would grant Holdings’ option and warrant holders warrants to purchase the Company’s warrants at the same stock conversion ratio. On November 24, 2015, the Company filed an amendment to the Form S-4 with the SEC and on December 29, 2015, the Form S-4 was declared effective by the SEC.

On December 30, 2015, the Company completed its merger with Holdings, pursuant to the Amended Holdings Merger Agreement. At closing, Holdings merged with and into the Company, with the Company surviving the Holdings Merger. Pursuant to the Amended Holdings Merger Agreement, there was not any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings received an aggregate number of shares and warrants to purchase shares of Company common stock equal to the aggregate number of shares of Company common stock that were held by Holdings on the date of the closing of the Holdings Merger. The Company’s restricted shares of common stock held by Holdings were cancelled upon the closing of the Holdings Merger. Accordingly, there was not any change to the Company’s fully diluted capitalization due to the Holdings Merger.

Going concern matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $4,257,875 and $16,994,625 for the years ended December 31, 2015 and 2014, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $54,150,157 as of December 31, 2015, and has had negative cash flows from operating activities since inception. The Company anticipates further losses in the development of its business. As a result of these and other factors, the Company’s independent registered public accounting firm has determined there is substantial doubt about the Company’s ability to continue as a going concern.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

On March 28, 2016, the Company furloughed all of its employees and independent contractors indefinitely and arranged with its Chief Executive Officer, David G. Watumull; its Chief Financial Officer, John B. Russell; and its Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. The Company continues to assess its commercial opportunities, which may include licensing its intellectual property or developing products with others, and may re-engage furloughed employees and contractors from time to time to the extent their services are required at cash compensation equal to the hourly minimum wage. In addition, each of the directors has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company.

In addition to the $1,806,000 raised during the year ended December 31, 2015, the Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Cardax, Inc., and its wholly owned subsidiary, Cardax Pharma, Inc., and its predecessor, Cardax Pharmaceuticals, Inc., which was merged with and into Cardax, Inc., on December 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at December 31, 2015 and 2014.

The Company maintains cash deposit accounts at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance at times may exceed these limits. As of December 31, 2015, the Company had $85,140 in excess of federally insured limits on deposit. As of December 31, 2014, the Company did not have any amounts in excess of federally insured limits on deposit.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include materials and third party costs.

The Company provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality that may affect salability.

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

When the sum of the undiscounted future net cash flows expected to result from the use and the eventual disposition is less than the carrying amounts, an impairment loss would be measured based on the discounted cash flows compared to the carrying amounts. There was no impairment charge recorded for the years ended December 31, 2015 and 2014.

Fair value measurements

U.S. GAAP establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

As of December 31, 2015 and 2014, there were no recurring fair value measurements of assets and liabilities subsequent to initial recognition.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation

The Company accounts for stock based compensation costs under the provisions of ASC No. 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock based payments granted to employees, officers, directors, and consultants based on the grant date fair value estimated in accordance with the provisions of ASC No. 718. ASC No. 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

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

The Company did not recognize any tax liabilities for income taxes associated with unrecognized tax benefits as of December 31, 2015 and 2014. It is the Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the statements of operations.

Advertising

Advertising costs are expensed as incurred and are included as an element of general and administrative costs in the accompanying statements of operations. There were no advertising expenses for the years ended December 31, 2015 and 2014.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income taxes. The provisions of ASU No. 2015-17 simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this ASU are effective for the annual period ending after December 15, 2016, including interim periods within those fiscal years. The Company does not believe that the adoption of this update will have a significant impact to the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory—Simplifying the Measurement of Inventory. The provisions of ASU No. 2015-11 clarify measurement of inventory at the lower of cost or market and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for the annual period ending after December 15, 2016, including interim periods within those fiscal years. The Company does not believe that the adoption of this update will have a significant impact to the Company’s consolidated financial statements.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	December 31, 2015	December 31, 2014
Processed materials	$-	$958,575
Total inventories	$-	$958,575

On January 5, 2016, the Company was informed by one of its production partners that there were certain technical issues which, together with other business and regulatory issues, materially impede the formulation of one of its potential products as a commercially viable product for the consumer health market. The Company, therefore, decided to suspend development of this product line. In evaluating this triggering event and the diminished utility of the materials used in the production of this potential commercial product, the Company considered the impact of FASB ASC No. 330, Accounting for Inventory, and recognized a loss on impairment of $958,575 as of December 31, 2015.

At December 31, 2014, inventory in the amount of $924,452 was stored at one of the Company’s suppliers located in Germany, with the balance of the inventory maintained in the United States. During the year ended December 31, 2014, the Company utilized $28,099 in Astaxanthin as part of commercial product research and development.

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	December 31, 2014	December 31, 2014
Information technology equipment	$31,892	$31,892
Furniture and office equipment	-	10,161
	31,892	42,053
Less accumulated depreciation	(17,969)	(21,442)
Total property and equipment, net	$13,923	$20,611

Depreciation expense was $6,688 and $7,063 for the years ended December 31, 2015 and 2014, respectively.

During the years ended December 31, 2015 and 2014, the Company wrote off $10,161 and $992,797, respectively, of fully depreciated property and equipment. There was no effect on the statement of operations for the years ended December 31, 2015 and 2014, respectively.

On December 16, 2014, the Company entered into an agreement to sell laboratory equipment with a net book value of $0 for $95,000. One payment of $85,000 was received on December 26, 2014 with the balance being received on January 7, 2015. Final sale took place upon delivery of the equipment in February 2015.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	December 31, 2015	December 31, 2014
Patents	$432,820	$393,370
Less accumulated amortization	(217,342)	(200,272)
	215,478	193,098
Patents pending	209,019	226,420
Total intangible assets, net	$424,497	$419,518

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $17,070 and $31,909, for the years ended December 31, 2015 and 2014, respectively.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

The Company owns 21 issued patents, including 14 in the United States and 7 others in China, India, Japan, and Hong Kong. These patents will expire during the years of 2023 to 2028, subject to any patent term extensions of the individual patent. The Company has 5 foreign patent applications pending in Europe, Canada, and Brazil.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – NOTE PAYABLE

On January 28, 2015, the Company received a short-term loan of $30,000. The loan accrued interest at the rate of 3% per annum. Principal and interest were due on April 28, 2015. Interest accrued and expensed on this short-term loan was $222 for the year ended December 31, 2015.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized shares - Holdings

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

Dividends - Holdings

Subject to the rights of any series of Preferred Stock that may from time to time come into existence, the holders of Series A and Series B preferred stock were entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, dividends at the rate of 8.5% of the original Series A Series and B issue prices, per annum, on each outstanding share of Series A and Series B preferred stock on a pari passu basis, payable in preference and priority to any payment of any dividend on common stock of the Company for such year. The right to such dividends on Preferred Stock were not cumulative, and no rights were to be accrued to the holders of Preferred Stock by reason of the fact that the Company may have failed to declare or pay dividends on Preferred Stock in any previous fiscal year of the Company, whether or not earnings of the Company where sufficient to pay such dividends. No dividend was to be paid on common stock in any year, other than dividends payable solely in common stock, until all dividends for such year had been declared and paid on preferred stock. No dividends were accrued or paid during 2015 and 2014.

Liquidation preference - Holdings

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

Liquidation preference - Holdings (continued)

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

Conversion rights - Holdings

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

Voting rights - Holdings

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

Common stock – post reverse acquisition

After completion of the reverse merger on February 7, 2014, the Company Amended and Restated its Articles of Incorporation. Under these amendments, the Company is authorized to issue a total of four-hundred million shares of common stock and fifty million shares of preferred stock. Each common stock holder is entitled to one vote. Common stock holders have no conversion rights or liquidation preferences. None of the preferred stock was issued or outstanding at December 31, 2015. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors are authorized to determine or alter the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock.

Holdings Merger

On August 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”) with its principal stockholder, Holdings, pursuant to which Holdings would merge with and into the Company (the “Holdings Merger”). On November 24, 2015, the Holdings Merger Agreement was amended and restated (the “Amended Holdings Merger Agreement”). Under the terms of the Amended Holdings Merger Agreement, the shares of common stock, par value $0.001 per share of Holdings and the shares of all other issued and outstanding capital stock of Holdings that by their terms were convertible or could otherwise be exchanged for shares of Holdings common stock, would be converted into and exchanged for the Company’s shares of Common Stock in a ratio of approximately 2.2:1. In addition, the Company would grant Holdings’ option and warrant holders warrants to purchase the Company’s warrants at the same stock conversion ratio.

On December 30, 2015, the Company completed its merger with Holdings, pursuant to the Amended Holdings Merger Agreement. At closing, Holdings merged with and into the Company, with the Company surviving the Holdings Merger. Pursuant to the Amended Holdings Merger Agreement, there was not any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings received 31,597,574 shares and 1,402,426 warrants to purchase shares of common stock, which in aggregate was 33,000,000 shares. The Company’s 33,000,000 restricted shares of common stock held by Holdings were cancelled upon the closing of the Holdings Merger. Accordingly, there was not any change to the Company’s fully diluted capitalization due to the Holdings Merger.

Self-directed stock issuance

During the year ended December 31, 2015, the Company sold securities in a self-directed offering in the aggregate amount of $1,806,222 at $0.30 per unit, which included the conversion of the $30,000 note payable and $222 in accrued interest. Each unit consisted of one share of restricted common stock (6,020,725 shares), two Class D warrants, each to purchase one share of restricted common stock at $0.10 per share, which expire March 31, 2020, and one Class E warrant to purchase three-fourths of one share of restricted common stock at $0.1667 per share, which expires March 31, 2020. Warrants issued to date in this offering totaled 16,557,004. “Most favored nation” rights are available to the purchasers of such units as described in the Subscription Agreement.

NOTE 8 – STOCK GRANTS

Director stock grants

In 2014, the Company granted its independent directors an aggregate of 776,753 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $706,234. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on June 1, 2014 and were fully vested at the end of one full year.

In 2015, the Company granted its independent directors an aggregate of 458,170 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $116,667. These shares were fully vested upon issuance.

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $410,931 and $411,970 for the years ended December 31, 2015 and 2014, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK GRANTS (continued)

Consultant stock issuance

During the years ended December 31, 2015 and 2014, the Company granted a consultant 100,000 and 250,000 shares of restricted common stock in the Company, respectively. Total expense recognized was $45,000 and $87,500 during the years ended December 31, 2015 and 2014, respectively, based on the total fair value of this stock on the date of grant.

NOTE 9 – STOCK OPTION PLANS

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2014	15,290,486	$0.07	3.89	$305,810
Exercisable January 1, 2014	15,290,486	$0.07	3.89	$305,810
Canceled	(15,290,486)
Granted	27,756,821-
Exercised	(4,506)
Forfeited	-
Outstanding December 31, 2014	27,752,315	$0.51	8.02	$1,963,523
Exercisable December 31, 2014	26,156,553	$0.50	7.95	$1,962,239
Canceled	-
Granted	6,456,890
Exercised	(41,851)
Forfeited	-
Outstanding December 31, 2015	34,167,354	$0.47	6.57	$974,066
Exercisable December 31, 2015	34,167,354	$0.47	6.57	$974,066

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on December 31, 2015, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the year ended December 31, 2015 and year ended December 31, 2014, are presented below:

Non-vested at January 1, 2014	-
Granted	27,756,821
Vested	(26,156,553)
Exercised	(4,506)
Forfeited	-
Non-vested at December 31, 2014	1,595,762
Granted	6,456,890
Vested	(8,010,801)
Exercised	(41,851)
Forfeited	-
Non-vested at December 31, 2015	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCK OPTION PLANS (continued)

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding as of December 31, 2015 and 2014, were as follows:

	December 31, 2015	December 31, 2014
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.12% - 1.47%
Expected volatility	112% - 170%	112% - 170%
Expected term	1.1 - 5.5 years	1.1 - 5.5 years

The expected volatility was calculated based on the historical volatilities of publicly traded peer companies, determined by the Company. The risk free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. Due to a lack of historical information needed to estimate the Company’s expected term, it was estimated using the simplified method allowed under ASC No. 718. In calculating the number of options issued during the year ended December 31, 2015, the Company used assumptions comparable to December 31, 2014, with a 20-day weighted average stock price.

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

The Company recognized $1,413,552 and $5,917,351 in stock based compensation expense related to options during the years ended December 31, 2015 and 2014, respectively. Of these amounts, $1,210,124 and $0 were related to 6,456,890 options issued to employees, directors, and consultants in lieu of salaries, wages, and fees accrued for services during the years ended December 31, 2015 and 2014, respectively.

Option exercise

On October 26, 2015, the Company issued 25,556 shares of common stock in the Company to a consultant in connection with the cashless exercise of a stock option for 41,851 shares of common stock at $0.155 per share with 16,295 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2014	3,395,833	$0.45	5.28	$-
Exercisable January 1, 2014	3,395,833	$0.45	5.28	$-
Canceled	(3,395,833)
Granted	28,435,782
Exercised	-
Forfeited	-
Outstanding December 31, 2014	28,435,782	$0.64	4.07	$-
Exercisable December 31, 2014	28,435,782	$0.64	4.07	$-
Canceled	-
Granted	18,009,430
Exercised	-
Forfeited	-
Outstanding December 31, 2015	46,445,212	$0.46	3.48	$2,517,337
Exercisable December 31, 2015	46,445,212	$0.46	3.48	$2,517,337

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding as of December 31, 2015 and 2014, were as follows:

	December 31, 2015	December 31, 2014
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.86%	0.12% - 0.66%
Expected volatility	102% - 159%	112% - 159%
Expected term	1.0 - 2.5 years	1.0 - 2.5 years

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

The Company recognized $48,700 and $5,250,540 in stock based compensation expense related to warrants for the years ended December 31, 2015 and 2014, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – RELATED PARTY TRANSACTIONS

Executive chairman agreement

As part of an executive chairman agreement, a director provided services to the Company. The Company incurred $240,000, in consulting fees to this director for the year ended December 31, 2014.

This agreement was amended on April 1, 2015. Under the terms of this amendment, this director receives $37,500 in equity instruments issued quarterly in arrears as compensation. During the year ended December 31, 2015, the director incurred $177,115 in consulting fees of which $9,231 was settled in cash with $167,884 being settled in options to purchase 851,963 shares of Company stock.

Amounts payable to this director was $293,546 as of December 31, 2015 and 2014.

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

The income tax provision (benefit) is composed of the following at December 31:

	2015			2014
	Federal	State	Total	Federal	State	Total
Current	$-	$-	$-	$-	$-	$-

Deferred	-	-	-	-	-	-
			$-			$-

The following table presents a reconciliation of the statutory Federal rate and the Company’s effective tax rate for the years ended December 31:

	2015	2014
Tax provision (benefit) at Federal statutory rate	(34.00)%	(34.00)%
Accrued compensation	(0.70)%	(0.54)%
Accrued interest expense	(0.00)%	(1.31)%
Stock based compensation	15.32%	23.34%
Depreciation and amortization	0.22%	(0.08)%
Other	0.06%	0.10%
Change in valuation allowance	19.10%	12.49%

Effective tax rate	0.00%	0.00%

The effective tax rate for the years ended December 31, 2015 and 2014, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities for the years ended December 31:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$11,532,857	$11,265,332
Stock based compensation	733,206	4,459,732
Accrued compensation	1,485,827	1,525,089
Credit carryforwards	106,856	124,525
Amortization	-	1,755
Gross deferred tax assets	13,858,746	17,376,433
Less valuation allowance	(13,768,801)	(17,321,688)
Net deferred tax assets	89,945	54,745
Deferred tax liabilities:
Depreciation	(89,945)	(54,745)
Gain on sale of assets	-	-
Gross deferred tax liabilities	(89,945)	(54,745)
Net deferred tax assets	$-	$-

As of December 31, 2015, the Company had Federal net operating loss carryforward of $30,171,769. The net operating loss carryforward expires at various dates beginning in 2026 if not utilized. In addition, the Company had net operating losses for Hawaii income tax purposes of $25,550,778 as of December 31, 2015, which expire at various dates beginning in 2026 if not utilized. These amounts differ from the Company’s accumulated deficit due to permanent and temporary tax differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of December 31, 2015 and 2014, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – INCOME TAXES (continued)

As of December 31, 2015, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

NOTE 13 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the nine-months ended:

	Year ended December 31, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(4,257,875)	66,873,761	$(0.06)

Effect of dilutive securities—Common stock options and warrants	-	-	-

Diluted loss per share	$(4,257,875)	66,873,761	$(0.06)

	Year ended December 31, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(16,994,625)	60,225,524	$(0.28)

Effect of dilutive securities—Common stock options and warrants	-	-	-

Diluted loss per share	$(16,994,625)	60,225,524	$(0.28)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive for the years ended:

	December 31, 2015	December 31, 2014
Common stock options	34,167,354	26,156,553
Common stock warrants	46,445,212	28,435,782
Total common stock equivalents	80,612,566	54,592,335

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – CONCENTRATION

The Company purchased all of its inventory from one vendor in Germany. Although, there were no purchases from this vendor during the two years ended December 31, 2015 and 2014, outstanding payables to this vendor were $86,255 as of December 31, 2015, and 2014.

NOTE 15 – LEASES

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease was amended on September 7, 2011, and October 30, 2012. This lease expired on October 31, 2014, after which the terms converted to month-to-month. The Company vacated the space in February 2015. Total rent expense under this agreement as amended was $12,718 and $56,856 for the years ended December 31, 2015 and 2014, respectively.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $31,479 and $28,169, for the years ended December 31, 2015 and 2014, respectively.

NOTE 16 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the years ended December 31, 2015 and 2014. The remaining obligation of $20,000 as of December 31, 2015 and December 31, 2014, is recorded as a part of accounts payable on the consolidated balance sheets.

Employee settlement

As of December 31, 2015 and 2014, the Company owed a former employee a severance settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the severance settlement, a stock option previously granted to the former employee was fully vested and extended.

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company’s rights related to the development and commercialization of Astaxanthin consumer health products; the Company retains all rights related to Astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such Astaxanthin consumer health products. No royalties were realized from this agreement during the years ended December 31, 2015 and 2014. The license does not prohibit the Company from purchasing Astaxanthin consumer health products from BASF for consumer health applications, similar to any third-party wholesale customer.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16 – COMMITMENTS (continued)

Capsugel agreement

On August 18, 2014, the Company entered into a collaboration agreement with Capsugel US, LLC (“Capsugel”) for the joint commercial development of Astaxanthin products (“Capsugel Astaxanthin Products”) for the consumer health market that contain nature-identical synthetic Astaxanthin and use Capsugel’s proprietary formulation technology. The agreement provides for the parties to jointly administer activities under a product development plan that will include identifying at least one mutually acceptable third party marketer who will further develop, market and distribute Capsugel Astaxanthin Products. Capsugel will share revenues with the Company based on net sales of products that are developed under the collaboration. No revenues were realized from this agreement during the years ended December 31, 2015 and 2014. In January 2016, the Company suspended development of a Capsugel Astaxanthin Product, ASTX-1F, based on certain technical issues which, together with other business and regulatory issues, materially impeded the formulation of ASTX-1F as a commercially viable product for the consumer health market.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2015, consolidated financial statements for subsequent events through March 28, 2016, the date the consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

On March 28, 2016, the Company furloughed all of its employees and independent contractors indefinitely and arranged with its Chief Executive Officer, David G. Watumull; its Chief Financial Officer, John B. Russell; and its Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. The Company continues to assess its commercial opportunities, which may include licensing its intellectual property or developing products with others, and may re-engage furloughed employees and contractors from time to time to the extent their services are required at cash compensation equal to the hourly minimum wage. In addition, each of the directors has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company.

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