Form 10-Q
period 2016-03-31
CARDAX, INC.
filed 2016-05-13
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016, there were 75,107,598 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

March 31, 2016 and 2015

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$62,662	$323,410
Deposits and other assets	88,302	87,715
Prepaid expenses	24,117	2,533

Total current assets	175,081	413,658

PROPERTY AND EQUIPMENT, net	12,317	13,923

INTANGIBLE ASSETS, net	430,066	424,497

TOTAL ASSETS	$617,464	$852,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,482,859	$3,468,610
Accounts payable and accrued expenses	709,957	662,803
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,661,362	4,599,959

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,661,362	4,599,959

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 69,445,098 and 69,087,955 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	69,445	69,088
Additional paid-in-capital	50,714,560	50,333,188
Accumulated deficit	(54,827,903)	(54,150,157)

Total stockholders' deficit	(4,043,898)	(3,747,881)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$617,464	$852,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
REVENUES	$-	$-

OPERATING EXPENSES:
Stock based compensation	381,729	376,026
Selling, general, and administrative expenses	222,131	539,787
Research and development	66,187	285,146
Depreciation and amortization	7,748	10,624

Total operating expenses	677,795	1,211,583

Loss from operations	(677,795)	(1,211,583)

OTHER INCOME (EXPENSES):
Interest expense	(538)	(153)
Interest income	587	581
Gain on sale of assets	-	95,000

Total other income (expenses)	49	95,428

Loss before provision for income taxes	(677,746)	(1,116,155)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(677,746)	$(1,116,155)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	69,087,955	64,269,818
Diluted	69,087,955	64,269,818

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three-months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(677,746)	$(1,116,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,748	10,624
Stock based compensation	87,500	376,026
Gain on sale of assets	-	(95,000)
Changes in assets and liabilities:
Deposits and other assets	(587)	1,114
Prepaid expenses	(21,584)	(788)
Accrued payroll and payroll related expenses	242,033	391,472
Accounts payable and accrued expenses	113,599	101,725
Accrued interest	-	153
Fees payable to directors	-	55,384

Net cash used in operating activities	(249,037)	(275,445)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	10,000
Increase in patents	(11,711)	(7,253)

Net cash (used in) provided by investing activities	(11,711)	2,747

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	365,000
Proceeds from the issuances of notes payable	-	30,000

Net cash provided by financing activities	-	395,000

NET INCREASE (DECREASE) IN CASH	(260,748)	122,302

Cash at the beginning of the period	323,410	35,696
Cash at the end of the period	$62,662	$157,998

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accrued payroll into stock options	$227,784	$-
Conversion of accounts payable into stock options	$66,445	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$538	$-
Cash paid for income taxes	$-	$-

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

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $677,746 and $1,116,155 for the three-months ended March 31, 2016 and 2015, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $54,827,903 as of March 31, 2016, and has had negative cash flows from operating activities since inception. The Company anticipates further losses in the development of its business. As a result of these and other factors, the Company’s independent registered public accounting firm has determined there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2016 and 2015. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The condensed consolidated financial statements include the accounts of Cardax, Inc., and its wholly owned subsidiary, Cardax Pharma, Inc., and its predecessor, Cardax Pharmaceuticals, Inc., which was merged with and into Cardax, Inc., on December 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	March 31, 2016	December 31, 2015
Information technology equipment	$31,892	$31,892
Less accumulated depreciation	(19,575)	(17,969)
Total property and equipment, net	$12,317	$13,923

Depreciation expense was $1,606 and $1,728 for the three-months ended March 31, 2016 and 2015, respectively.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	March 31, 2016	December 31, 2015
Patents	$432,985	$432,820
Less accumulated amortization	(223,484)	(217,342)
	209,501	215,478
Patents pending	220,565	209,019
Total intangible assets, net	$430,066	$424,497

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $6,142 and $5,777, for the three-months ended March 31, 2016 and 2015, respectively.

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

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

Dividends - Holdings

Subject to the rights of any series of Preferred Stock that may from time to time come into existence, the holders of Series A and Series B preferred stock were entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, dividends at the rate of 8.5% of the original Series A Series and B issue prices, per annum, on each outstanding share of Series A and Series B preferred stock on a pari passu basis, payable in preference and priority to any payment of any dividend on common stock of the Company for such year. The right to such dividends on Preferred Stock were not cumulative, and no rights were to be accrued to the holders of Preferred Stock by reason of the fact that the Company may have failed to declare or pay dividends on Preferred Stock in any previous fiscal year of the Company, whether or not earnings of the Company where sufficient to pay such dividends. No dividend was to be paid on common stock in any year, other than dividends payable solely in common stock, until all dividends for such year had been declared and paid on preferred stock. No dividends were accrued or paid during the three-months ended March 31, 2016 or year ended December 31, 2015.

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

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

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

Reverse acquisition accounting

On February 7, 2014, Koffee Sub and Pharma completed a reverse acquisition transaction (the "Acquisition"). Concurrent with this transaction: (i) the Company received aggregate gross cash proceeds of $3,923,100 in exchange for the issuance and sale of an aggregate 6,276,960 of shares of the Company’s common stock, together with five year warrants to purchase an aggregate of 6,276,960 shares of the Company’s common stock at $0.625 per share, (ii) the notes issued on January 3, 2014, in the outstanding principal amount of $2,076,000 and all accrued interest thereon, automatically converted into 3,353,437 shares of the Company’s common stock upon the reverse merger at $0.625 per share, together with five year warrants to purchase 3,321,600 shares of common stock at $0.625 per share, (iii) the notes issued in 2013, in the outstanding principal amount of $8,489,036 and all accrued interest thereon, automatically converted into 14,446,777 shares of the Company’s common stock upon the reverse merger at $0.625 per share, together with five year warrants to purchase 14,446,777 shares of common stock at $0.625 per share, (iv) stock options to purchase 15,290,486 shares of Holdings common stock at $0.07 per share were cancelled and substituted with stock options to purchase 6,889,555 shares of the Company’s common stock at $0.155 per share, (v) additional stock options to purchase 20,867,266 shares of the Company’s common stock at $0.625 per share were issued, and (vi) the notes issued in 2008 and 2009, in the outstanding principal amounts of $55,000 and $500,000, respectively, and all accrued interest thereon, were repaid in full. The assets and liabilities of Koffee Korner were distributed in accordance with the terms of a spin-off agreement on the closing date.

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

Preferred and common stock – post reverse acquisition

After completion of the reverse merger on February 7, 2014, the Company Amended and Restated its Articles of Incorporation. Under these amendments, the Company is authorized to issue a total of four-hundred million shares of common stock and fifty million shares of preferred stock. Each common stock holder is entitled to one vote. Common stock holders have no conversion rights or liquidation preferences. None of the preferred stock was issued or outstanding at March 31, 2016 and December 31, 2015. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors are authorized to determine or alter the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – STOCKHOLDERS’ DEFICIT (continued)

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

Note conversion

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

NOTE 6 – STOCK GRANTS

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

On March 31, 2016, the Company granted an independent director 357,143 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $25,000. These shares were fully vested upon issuance.

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $25,000 and $176,558 for the three-months ended March 31, 2016 and 2015, respectively.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2015	27,752,315	$0.51	8.02	$1,963,523
Exercisable January 1, 2015	26,156,553	$0.50	7.95	$1,962,239
Canceled	-
Granted	6,456,890
Exercised	(41,851)
Forfeited	-
Outstanding December 31, 2015	34,167,354	$0.47	6.57	$974,066
Exercisable December 31, 2015	34,167,354	$0.47	6.57	$974,066
Canceled	-
Granted	5,945,469
Exercised	-	-
Forfeited	-
Outstanding March 31, 2016	40,112,823	$0.41	6.13	$2,222,614
Exercisable March 31, 2016	40,112,823	$0.41	6.13	$2,222,614

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on March 31, 2016, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the three-months ended March 31, 2016 and year ended December 31, 2015, are presented below:

Non-vested at January 1, 2015	1,595,762
Granted	6,456,890
Vested	(8,010,801)
Exercised	(41,851)
Forfeited	-
Non-vested at December 31, 2015	-
Granted	5,945,469
Vested	(5,945,469)
Exercised	-
Forfeited	-
Non-vested at March 31, 2016	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – STOCK OPTION PLANS (continued)

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding were as follows:

	March 31, 2016	December 31, 2015
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.12% - 1.47%
Expected volatility	112% - 170%	112% - 170%
Expected term	1.1 - 5.5 years	1.1 - 5.5 years

The expected volatility was calculated based on the historical volatilities of publicly traded peer companies, determined by the Company. The risk free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant timeframe. Due to a lack of historical information needed to estimate the Company’s expected term, it was estimated using the simplified method allowed under ASC No. 718. In calculating the number of options issued during the three-months ended March 31, 2016, the Company used assumptions comparable to December 31, 2015, with a 20-day weighted average stock price.

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

The Company recognized $356,729 and $199,468 in stock based compensation expense related to options during the three-months ended March 31, 2016 and 2015, respectively. Of these amounts, $227,784 and $0 were related to 3,796,385 and 0 options issued to employees in lieu of salaries accrued for services during the three-months ended March 31, 2016 and 2015, respectively; $66,445 and $0 were related to 1,107,417 and 0 options issued to consultants in lieu of fees accrued for services during the three-months ended March 31, 2016 and 2015, respectively; and $62,500 and $0 were related to 1,041,667 and 0 options issued to directors as compensation for services during the three-months ended March 31, 2016 and 2015, respectively.

Option exercise

On October 26, 2015, the Company issued 25,556 shares of common stock in the Company to a consultant in connection with the cashless exercise of a stock option for 41,851 shares of common stock at $0.155 per share with 16,295 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2015	28,435,782	$0.64	4.07	$-
Exercisable January 1, 2015	28,435,782	$0.64	4.07	$-
Canceled	-
Granted	18,009,430
Exercised	-
Forfeited	-
Outstanding December 31, 2015	46,445,212	$0.46	3.48	$2,517,337
Exercisable December 31, 2015	46,445,212	$0.46	3.48	$2,517,337
Canceled	-
Granted	-
Exercised	-
Forfeited	(31,838)
Outstanding March 31, 2016	46,413,374	$0.46	3.23	$2,517,337
Exercisable March 31, 2016	46,413,374	$0.46	3.23	$2,517,337

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding were as follows:

	March 31, 2016	December 31, 2015
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.86%	0.12% - 0.66%
Expected volatility	102% - 159%	112% - 159%
Expected term	1.0 - 2.5 years	1.0 - 2.5 years

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – WARRANTS (continued)

The expected volatility was calculated based on the historical volatilities of publicly traded peer companies, determined by the Company. The risk free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the warrants to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant timeframe. The expected warrant term is the life of the warrant.

The Company recognized no stock based compensation expense related to warrants for the three-months ended March 31, 2016 and 2015.

Warrant expiration

During the three-months ended March 31, 2016 and 2015, warrants to purchase an aggregate of 31,838 shares and 0 shares of restricted common stock expired, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Executive chairman agreement

As part of an executive chairman agreement, a director provided services to the Company. This agreement was amended on April 1, 2015. Under the terms of this amendment, this director receives $37,500 in equity instruments issued quarterly in arrears as compensation. The Company incurred $37,500 in stock based compensation and $64,615 in consulting fees to this director during the three-months ended March 31, 2016 and 2015, respectively.

Amounts payable to this director was $293,546 as of March 31, 2016 and December 31, 2015.

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

The effective tax rate for the three-months ended March 31, 2016 and 2015, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of March 31, 2016 and December 31, 2015, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – INCOME TAXES (continued)

As of March 31, 2016 and December 31, 2015, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

NOTE 11 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three-months ended:

	Three-months ended March 31, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(677,746)	69,087,955	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(677,746)	69,087,955	$(0.01)

	Three-months ended March 31, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,116,155)	64,269,818	$(0.02)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,116,155)	64,269,818	$(0.02)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	March 31, 2016	March 31, 2015
Common stock options	40,112,823	27,752,315
Common stock warrants	46,413,374	31,781,610
Total common stock equivalents	86,526,197	59,533,925

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – LEASES

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease was amended on September 7, 2011, and October 30, 2012. This lease expired on October 31, 2014, after which the terms converted to month-to-month. The Company vacated the space in February 2015. Total rent expense under this agreement as amended was $0 and $11,354, for the three-months ended March 31, 2016 and 2015, respectively.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $7,927 and $7,164, for the three-months ended March 31, 2016 and 2015, respectively.

NOTE 13 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the three-months ended March 31, 2016 and 2015. The remaining obligation of $20,000 as of March 31, 2016 and December 31, 2015, is recorded as a part of accounts payable on the consolidated balance sheets. The license expired in February 2016.

Employee settlement

As of March 31, 2016 and December 31, 2015, the Company owed a former employee a severance settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the severance settlement, a stock option previously granted to the former employee was fully vested and extended.

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company's rights related to the development and commercialization of Astaxanthin consumer health products; the Company retains all rights related to Astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such Astaxanthin consumer health products. No royalties were realized from this agreement during the three-months ended March 31, 2016 and 2015. The license does not prohibit the Company from purchasing Astaxanthin consumer health products from BASF for consumer health applications, similar to any third-party wholesale customer.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – COMMITMENTS (continued)

Capsugel agreement

On August 18, 2014, the Company entered into a collaboration agreement with Capsugel US, LLC (“Capsugel”) for the joint commercial development of Astaxanthin products (“Capsugel Astaxanthin Products”) for the consumer health market that contain nature-identical synthetic Astaxanthin and use Capsugel’s proprietary formulation technology. The agreement provides for the parties to jointly administer activities under a product development plan that will include identifying at least one mutually acceptable third party marketer who will further develop, market and distribute Capsugel Astaxanthin Products. Capsugel will share revenues with the Company based on net sales of products that are developed under the collaboration. No revenues were realized from this agreement during the three-months ended March 31, 2016 and 2015. In January 2016, the Company suspended development of a Capsugel Astaxanthin Product, ASTX-1F, based on certain technical issues which, together with other business and regulatory issues, materially impeded the formulation of ASTX-1F as a commercially viable product for the consumer health market.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2016, condensed consolidated financial statements for subsequent events through May 11, 2016, the date the condensed consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

Stock issuance

On May 11, 2016, the Company sold securities in a self-directed offering in the aggregate amount of $453,000 at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (5,662,500 shares), a five-year warrant to purchase 1 share of restricted common stock (5,662,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (5,662,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (5,662,500 warrant shares) at $0.16 per share.

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

We are devoting substantially all of our present efforts to establishing our business. Our planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom. We own intellectual property that we are marketing in varying stages worldwide. Our initial revenue generating opportunities may include leveraging our scientific experience and relationships in the scientific community to market consumer health products utilizing commercial-ready astaxanthin dietary ingredients. Additional revenue generating opportunities are from our strategic alliances, including an exclusive license of our rights related to the development and commercialization of consumer health products containing or utilizing a nature-identical form of astaxanthin and a collaboration related to proprietary formulations of astaxanthin. We also plan to pursue pharmaceutical applications of astaxanthin and related compounds.

At present we are not able to estimate if or when we will be able to generate sustained revenues. Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Results of Operations for the Three-Months Ended March 31, 2016 and 2015:

The following table reflects our operating results for the three-months ended March 31, 2016 and 2015:

Operating Summary	Three-months ended March 31, 2016	Three-months ended March 31, 2015
Revenues	$-	$-
Operating Expenses	(677,795)	(1,211,583)
Net Operating Loss	(677,795)	(1,211,583)
Other Income	49	95,428
Net Loss	$(677,746)	$(1,116,155)

5

Operating Summary for the Three-Months Ended March 31, 2016 and 2015

We are a pre-revenue life sciences company with limited operations and had no revenues for the three-months ended March 31, 2016 and 2015.

Operating expenses were $677,795 and $1,211,583 for the three-months ended March 31, 2016 and 2015, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $381,729 and $376,026 in stock based compensation for the three-months ended March 31, 2016 and 2015, respectively.

Other income was $49 and $95,428 for the three-months ended March 31, 2016 and 2015, respectively. For the three-months ended March 31, 2015, other income primarily consisted of a gain on the sale of assets of $95,000.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the three-months ended March 31, 2016 and 2015, we used cash in operating activities in the amount of $249,037 and $275,445, respectively, and incurred a net loss of $677,746 and $1,116,155, respectively.

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

It is estimated that our limited available cash resources as of the date of this Quarterly Report on Form 10-Q, would be sufficient to continue operations on a limited budget only through August 30, 2016. In addition to the $453,000 raised in the year-to-date, we intend to raise additional capital that would fund our operations through at least December 31, 2016. We are currently negotiating the terms of additional financing with investors and are considering a private placement of our Common Stock and warrants to purchase our Common Stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;

●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and

●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

6

Cash Flow Summary	Three-months ended March 31, 2016	Three-months ended March 31, 2015
Net Cash Used in Operating Activities	$(249,037)	$(275,445)
Net Cash Provided by (Used in) Investing Activities	(11,711)	2,747
Net Cash Provided by Financing Activities	-	395,000
Net Cash Increase (Decrease) for Period	(260,748)	122,302
Cash at Beginning of Period	323,410	35,696
Cash at End of Period	$62,662	$157,998

Cash Flows from Operating Activities

During the three-months ended March 31, 2016 and 2015, our operating activities primarily consisted of payments or accruals for employees, directors, and consultants for services related to research and development and administration.

Cash Flows from Investing Activities

During the three-months ended March 31, 2016, our investing activities were primarily related to expenditures on patents. During the three-months ended March 31, 2015, our investing activities were primarily related to proceeds from the sale of equipment and expenditures on patents.

Cash Flows from Financing Activities

During the three-months ended March 31, 2016, there was no cash provided by financing activities. During the three-months ended March 31, 2015, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt and our Common Stock. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

7

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2016, we entered into a subscription agreement (the “Subscription Agreement”) with investors (each a “Purchaser” and collectively the “Purchasers”), including the Company’s CEO and stockholders, pursuant to which the Company issued and sold to the Purchasers an aggregate of 5,662,500 units (each a “Unit” and collectively the “Units”) for an aggregate purchase price of $453,000.

Each Unit consisted of: (i) one (1) share of our Common Stock, (ii) a five-year warrant to purchase one (1) share of our Common Stock at $0.08, (iii) a five-year warrant to purchase one (1) share of our Common Stock at $0.12, and (iv) a five-year warrant to purchase one (1) share of our Common Stock at $0.16.

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

The foregoing summary of the Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement. A copy of the Subscription Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1(1)	Form of Subscription Agreement
31.1(1)	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

8

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2016

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

9