Form 10-Q
period 2016-06-30
CARDAX, INC.
filed 2016-08-15
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ] No [X]

As of August 15, 2016, there were 80,295,098 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

June 30, 2016 and 2015

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$406,470	$323,410
Deposits and other assets	106,852	87,715
Prepaid expenses	23,387	2,533

Total current assets	536,709	413,658

PROPERTY AND EQUIPMENT, net	10,771	13,923

INTANGIBLE ASSETS, net	432,185	424,497

TOTAL ASSETS	$979,665	$852,078

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,486,040	$3,468,610
Accounts payable and accrued expenses	733,719	662,803
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,688,305	4,599,959

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,688,305	4,599,959

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 76,482,598 and 69,087,955 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	76,483	69,088
Additional paid-in-capital	51,270,522	50,333,188
Accumulated deficit	(55,055,645)	(54,150,157)

Total stockholders’ deficit	(3,708,640)	(3,747,881)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$979,665	$852,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended June 30,		For the six-months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general, and administrative expenses	160,351	87,771	382,482	627,558
Research and development	106,491	54,078	172,678	339,224
Depreciation and amortization	7,688	4,376	15,436	15,000
Stock based compensation	-	485,842	381,729	861,868

Total operating expenses	274,530	632,067	952,325	1,843,650

Loss from operations	(274,530)	(632,067)	(952,325)	(1,843,650)

OTHER INCOME (EXPENSES):
Interest expense	(881)	(989)	(1,419)	(1,142)
Interest income	587	587	1,174	1,168
Other income	-	48,204	-	48,204
Gain on sale of assets	-	-	-	95,000

Total other income (expenses)	(294)	47,802	(245)	143,230

Loss before the provision for income taxes	(274,824)	(584,265)	(952,570)	(1,700,420)

PROVISION FOR INCOME TAXES	47,082	-	47,082	-

NET LOSS	$(227,742)	$(584,265)	$(905,488)	$(1,700,420)

NET LOSS PER SHARE
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	73,116,801	65,734,606	71,102,378	65,006,258
Diluted	73,116,801	65,734,606	71,102,378	65,006,258

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(905,488)	$(1,700,420)
Adjustments to reconcile net loss to net cash used inoperating activities:
Depreciation and amortization	15,436	15,000
Stock based compensation	87,500	514,399
Gain on sale of assets	-	(95,000)
Changes in assets and liabilities:
Deposits and other assets	(19,137)	5,695
Prepaid expenses	(20,854)	2,108
Accrued payroll and payroll related expenses	245,214	697,412
Accounts payable and accrued expenses	137,361	(8,651)
Accrued interest	-	222

Net cash used in operating activities	(459,968)	(569,235)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	10,000
Increase in patents	(19,972)	(15,785)

Net cash used in investing activities	(19,972)	(5,785)

Cash flows from financing activities:
Proceeds from the issuance of common stock	563,000	1,095,000
Proceeds from the issuances of notes payable	-	30,000

Net cash provided by financing activities	563,000	1,125,000

NET INCREASE IN CASH	83,060	549,980

Cash at the beginning of the period	323,410	35,696

Cash at the end of the period	$406,470	$585,676

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into common stock	$-	$30,222
Conversion of accrued payroll into stock options	$227,784	$530,545
Conversion of accounts payable into stock options	$66,445	$232,565

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$538	$-
Cash paid for income taxes	$-	$-

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

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $227,742 and $905,488 for the three and six-months ended June 30, 2016, respectively, and a net loss of $584,265 and $1,700,420 for the three and six-months ended 2015, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $55,055,645 as of June 30, 2016, and has had negative cash flows from operating activities since inception. The Company anticipates further losses in the development of its business. As a result of these and other factors, the Company’s independent registered public accounting firm has determined there is substantial doubt about the Company’s ability to continue as a going concern.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

In addition to the $748,000 raised in the calendar year through August 15, 2016, the Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

On March 28, 2016, the Company furloughed all of its employees and independent contractors indefinitely and arranged with its Chief Executive Officer, David G. Watumull; its Chief Financial Officer, John B. Russell; and its Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. On May 30, 2016, the compensation arrangement of our Vice President, Operations, David M. Watumull, was amended so that he would receive bi-weekly compensation equal to $3,269. On May 30, 2016, the compensation arrangement of our Vice President, Research, Timothy J. King, was amended so that he would receive bi-weekly compensation equal to $1,635. The Company continues to assess its commercial opportunities, which may include developing products or licensing its intellectual property, and may re-engage furloughed employees and contractors from time to time to the extent their services are required. In addition, each of the directors has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company. In addition, the Company has deferred payment of other trade payables.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2016 and 2015. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The amendments of ASU No. 2016-09 were issued as part of the FASB’s simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	June 30, 2016	December 31, 2015
Information technology equipment	$31,892	$31,892
Less accumulated depreciation	(21,121)	(17,969)
Total property and equipment, net	$10,771	$13,923

Depreciation expense was $1,546 and $3,152 for the three and six-months ended June 30, 2016, respectively, and $1,668 and $3,338 for the three and six-months ended June 30, 2015, respectively.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	June 30, 2016	December 31, 2015
Patents	$432,985	$432,820
Less accumulated amortization	(229,626)	(217,342)
	203,359	215,478
Patents pending	228,826	209,019
Total intangible assets, net	$432,185	$424,497

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $6,142 and $12,284, for the three and six-months ended June 30, 2016, respectively, and $2,708 and $11,662, for the three and six-months ended June 30, 2015, respectively.

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

Dividends - Holdings

Subject to the rights of any series of Preferred Stock that may from time to time come into existence, the holders of Series A and Series B preferred stock were entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, dividends at the rate of 8.5% of the original Series A Series and B issue prices, per annum, on each outstanding share of Series A and Series B preferred stock on a pari passu basis, payable in preference and priority to any payment of any dividend on common stock of the Company for such year. The right to such dividends on Preferred Stock were not cumulative, and no rights were to be accrued to the holders of Preferred Stock by reason of the fact that the Company may have failed to declare or pay dividends on Preferred Stock in any previous fiscal year of the Company, whether or not earnings of the Company where sufficient to pay such dividends. No dividend was to be paid on common stock in any year, other than dividends payable solely in common stock, until all dividends for such year had been declared and paid on preferred stock. No dividends were accrued or paid during the three and six-months ended June 30, 2016 or year ended December 31, 2015.

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

Preferred and common stock – post reverse acquisition

After completion of the reverse merger on February 7, 2014, the Company Amended and Restated its Articles of Incorporation. Under these amendments, the Company is authorized to issue a total of four-hundred million shares of common stock and fifty million shares of preferred stock. Each common stock holder is entitled to one vote. Common stock holders have no conversion rights or liquidation preferences. None of the preferred stock was issued or outstanding at June 30, 2016 and December 31, 2015. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors are authorized to determine or alter the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock.

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

During the three and six-months ended June 30, 2016, the Company sold securities in a self-directed offering in the aggregate amount of $563,000 at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (7,037,500 shares), a five-year warrant to purchase 1 share of restricted common stock (7,037,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (7,037,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (7,037,500 warrant shares) at $0.16 per share.

Note conversion

On January 28, 2015, the Company received a short-term loan of $30,000. The loan accrued interest at the rate of 3% per annum. Principal and interest were due on April 28, 2015. Interest accrued and expensed on this short-term loan was $222 for the year ended December 31, 2015.

This note and accrued interest were converted on April 28, 2015, into securities of the Company at $0.30 per unit. Each unit consisted of one share of restricted common stock (100,739 shares), two Class D warrants, each to purchase one share of restricted common stock at $0.10 per share, which expire March 31, 2020, and one Class E warrant to purchase three-fourths of one share of restricted common stock at $0.1667 per share, which expires March 31, 2020. “Most favored nation” rights are available to the purchaser of such units as described in the Subscription Agreement.

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

The Company recognizes the expense related to grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $0 and $25,000 for the three and six-months ended June 30, 2016, respectively, and $134,373 and $310,931 for the three and six-months ended June 30, 2015, respectively.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2015	27,752,315	$0.51	8.02	$1,963,523
Exercisable January 1, 2015	26,156,553	$0.50	7.95	$1,962,239
Canceled	-
Granted	6,456,890
Exercised	(41,851)
Forfeited	-
Outstanding December 31, 2015	34,167,354	$0.47	6.57	$974,066
Exercisable December 31, 2015	34,167,354	$0.47	6.57	$974,066
Canceled	-
Granted	5,945,469
Exercised	-
Forfeited	(3,501,965)
Outstanding June 30, 2016	36,610,858	$0.41	6.45	$160,528
Exercisable June 30, 2016	36,610,858	$0.41	6.45	$160,528

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on June 30, 2016, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the six-months ended June 30, 2016 and year ended December 31, 2015, are presented below:

Non-vested at January 1, 2015	1,595,762
Granted	6,456,890
Vested	(8,010,801)
Exercised	(41,851)
Forfeited	-
Non-vested at December 31, 2015	-
Granted	5,945,469
Vested	(5,945,469)
Exercised	-
Forfeited	-
Non-vested at June 30, 2016	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – STOCK OPTION PLANS (continued)

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding were as follows:

	June 30, 2016	December 31, 2015
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.12% - 1.47%
Expected volatility	112% - 170%	112% - 170%
Expected term	1.1 - 5.5 years	1.1 - 5.5 years

The expected volatility was calculated based on the historical volatilities of publicly traded peer companies, determined by the Company. The risk free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant timeframe. Due to a lack of historical information needed to estimate the Company’s expected term, it was estimated using the simplified method allowed under ASC No. 718. In calculating the number of options issued during the six-months ended June 30, 2016, the Company used assumptions comparable to December 31, 2015, with a 20-day weighted average stock price.

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

The Company recognized $0 and $356,729 in stock based compensation expense related to options during the three and six-months ended June 30, 2016, respectively, and $347,468 and $962,578 in stock based compensation expense related to options during the three and six-months ended June 30, 2015, respectively. Of these amounts, $0 and $227,784 were related to 0 and 3,796,385 options issued to employees in lieu of salaries accrued for services during the three and six-months ended June 30, 2016, respectively, and $250,853 and $530,545 were related to 1,929,636 and 3,261,502 options issued to employees in lieu of salaries accrued for services during the three and six-months ended June 30, 2015, respectively. $0 and $66,445 were related to 0 and 1,107,417 options issued to consultants in lieu of fees accrued for services during the three and six-months ended June 30, 2016, respectively, and $59,115 and $139,680 were related to 454,732 and 838,376 options issued to consultants in lieu of fees accrued for services during the three and six-months ended June 30, 2015, respectively. $0 and $62,500 were related to 0 and 1,041,667 options issued to directors as compensation for services during the three and six-months ended June 30, 2016, respectively, and $37,500 and $92,885 were related to 288,462 and 552,198 options issued to a director as compensation for services during the three and six-months ended June 30, 2015, respectively.

Option exercise

On October 26, 2015, the Company issued 25,556 shares of common stock in the Company to a consultant in connection with the cashless exercise of a stock option for 41,851 shares of common stock at $0.155 per share with 16,295 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2015	28,435,782	$0.64	4.07	$-
Exercisable January 1, 2015	28,435,782	$0.64	4.07	$-
Canceled	-
Granted	18,009,430
Exercised	-
Forfeited	-
Outstanding December 31, 2015	46,445,212	$0.46	3.48	$2,517,337
Exercisable December 31, 2015	46,445,212	$0.46	3.48	$2,517,337
Canceled	-
Granted	21,112,500
Exercised	-
Forfeited	(541,697)
Outstanding June 30, 2016	67,016,015	$0.35	3.60	$49,262
Exercisable June 30, 2016	67,016,015	$0.35	3.60	$49,262

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding were as follows:

	June 30, 2016	December 31, 2015
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.86%	0.12% - 0.66%
Expected volatility	102% - 159%	112% - 159%
Expected term	1.0 - 2.5 years	1.0 - 2.5 years

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

The Company recognized no stock based compensation expense related to warrants for the three and six-months ended June 30, 2016 and 2015.

Warrant expiration

During the three and six-months ended June 30, 2016, warrants to purchase an aggregate of 509,859 and 541,697 shares, respectively, of restricted common stock expired.

NOTE 9 – RELATED PARTY TRANSACTIONS

Executive chairman agreement

As part of an executive chairman agreement, a director provided services to the Company. This agreement was amended on April 1, 2015. Under the terms of this amendment, the director received $37,500 in equity instruments issued quarterly in arrears as compensation. Effective April 1, 2016, the director agreed to suspend any additional equity compensation, until otherwise agreed by the Company.

The Company incurred $0 and $37,500 in stock based compensation to this director during the three and six-months ended June 30, 2016, respectively.

The Company incurred $37,500 and $92,885 in stock based compensation to this director during the three and six-months ended June 30, 2015, respectively, and $0 and $9,230 in consulting fees to the director during the three and six-months ended June 30, 2015.

Amounts payable to this director was $293,546 as of June 30, 2016 and December 31, 2015.

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

The effective tax rate for the three and six-months ended June 30, 2016 and 2015, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of June 30, 2016 and December 31, 2015, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of June 30, 2016 and December 31, 2015, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

The Company received a refundable tax credit of $47,802 from the state of Hawaii during the three and six-months ended June 30, 2016, respectively.

NOTE 11 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and six-months ended:

	Three-months ended June 30, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(227,742)	73,116,801	$(0.00)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(227,742)	73,116,801	$(0.00)

	Three-months ended June 30, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(584,265)	65,734,606	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(584,265)	65,734,606	$(0.01)

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (continued)

	Six-months ended June 30, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(905,488)	71,102,378	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(905,488)	71,102,378	$(0.01)

	Six-months ended June 30, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,700,420)	65,006,258	$(0.03)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,700,420)	65,006,258	$(0.03)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	June 30, 2016	June 30, 2015
Common stock options	36,610,858	32,404,391
Common stock warrants	67,016,015	38,800,294
Total common stock equivalents	103,626,873	71,204,685

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – LEASES

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease was amended on September 7, 2011, and October 30, 2012. This lease expired on October 31, 2014, after which the terms converted to month-to-month. The Company vacated the space in February 2015. Total rent expense under this agreement as amended was $3,437 for the three and six-months ended June 30, 2016, and $759 and $12,112, for the three and six-months ended June 30, 2015, respectively. The $759 of rent expense for the three-months ended June 30, 2015 was related to the write off of the non-refunded portion of their security deposit, and the $3,437 of rent expense for the three and six-months ended June 30, 2016 was related to common area maintenance reconciliation.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $7,927 and $15,854, for the three and six-months ended June 30, 2016, respectively, and $7,914 and $15,828, for the three and six-months ended June 30 2015, respectively.

NOTE 13 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the three and six-months ended June 30, 2016 and 2015. The remaining obligation of $20,000 as of June 30, 2016 and December 31, 2015, is recorded as a part of accounts payable on the condensed consolidated balance sheets. The license expired in February 2016.

Employee settlement

As of June 30, 2016 and December 31, 2015, the Company owed a former employee a severance settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the severance settlement, a stock option previously granted to the former employee was fully vested and extended.

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company’s rights related to the development and commercialization of Astaxanthin consumer health products; the Company retains all rights related to Astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such Astaxanthin consumer health products. No royalties were realized from this agreement during the three and six-months ended June 30, 2016 and 2015. The license does not prohibit the Company from purchasing Astaxanthin consumer health products from BASF for consumer health applications, similar to any third-party wholesale customer.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – COMMITMENTS (continued)

Capsugel agreement

On August 18, 2014, the Company entered into a collaboration agreement with Capsugel US, LLC (“Capsugel”) for the joint commercial development of Astaxanthin products (“Capsugel Astaxanthin Products”) for the consumer health market that contain nature-identical synthetic Astaxanthin and use Capsugel’s proprietary formulation technology. The agreement provides for the parties to jointly administer activities under a product development plan that will include identifying at least one mutually acceptable third party marketer who will further develop, market and distribute Capsugel Astaxanthin Products. Capsugel will share revenues with the Company based on net sales of products that are developed under the collaboration. No revenues were realized from this agreement during the three and six-months ended June 30, 2016 and 2015. In January 2016, the Company suspended development of a Capsugel Astaxanthin Product, ASTX-1F, based on certain technical issues which, together with other business and regulatory issues, materially impeded the formulation of ASTX-1F as a commercially viable product for the consumer health market.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2016, condensed consolidated financial statements for subsequent events through August 15, 2016, the date the condensed consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

Stock issuance

In July and August 2016 (through August 15, 2016), the Company sold securities in a self-directed offering in the aggregate amount of $185,000 at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (2,312,500 shares), a five-year warrant to purchase 1 share of restricted common stock (2,312,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (2,312,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (2,312,500 warrant shares) at $0.16 per share.

Equity purchase agreement

On July 13, 2016, the Company entered into an equity purchase agreement (the “EPA”) and a registration rights agreement with an investor. Pursuant to the terms of the EPA, the Company has the right, but not the obligation, to sell shares of its common stock to the investor on the terms specified in the EPA. On the date of the EPA, the Company issued 1,500,000 shares to the investor.

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

We currently devote substantially all of our efforts to developing safe anti-inflammatory dietary supplements and drugs. The safety and efficacy of our product candidates have not been directly evaluated in clinical trials or confirmed by the FDA.

We are devoting substantially all of our present efforts to establishing our business. Our planned principal operations have not commenced and, accordingly, no revenue has been derived therefrom. We own intellectual property that we are marketing in varying stages worldwide. Our initial revenue generating opportunities may include leveraging our scientific experience and relationships in the scientific community to market dietary supplements utilizing commercial-ready astaxanthin dietary ingredients. Additional revenue generating opportunities are from our strategic alliances, including an exclusive license of our rights related to the development and commercialization of consumer health products containing or utilizing a nature-identical form of astaxanthin and a collaboration related to proprietary formulations of astaxanthin. (We use consumer health products to refer to nutrients, dietary ingredients/supplements, and other consumer products designed to provide physiological benefits and improve health, which are not regulated by the FDA or similar authorities as pharmaceuticals.) We also plan to pursue pharmaceutical applications of astaxanthin and related compounds.

At present we are not able to estimate if or when we will be able to generate sustained revenues. Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Results of Operations for the Three-Months Ended June 30, 2016 and 2015:

The following table reflects our operating results for the three and six-months ended June 30, 2016 and 2015:

Operating Summary	Three-months ended June 30, 2016	Three-months ended June 30, 2015	Six-months ended June 30, 2016	Six-months ended June 30, 2015
Revenues	$-	$-	$-	$-
Operating Expenses	(274,530)	(632,067)	(952,325)	(1,843,650)
Net Operating Loss	(274,530)	(632,067)	(952,325)	(1,843,650)
Other Income (Expenses)	(294)	47,802	(245)	143,230
Loss Before the Provision for Income Taxes	(274,824)	(584,265)	(952,570)	(1,700,420)
Provision for Income Taxes	47,082	-	47,082	-
Net Loss	$(227,742)	$(584,265)	$(905,488)	$(1,700,420)

Operating Summary for the Three-Months Ended June 30, 2016 and 2015

We are a pre-revenue life sciences company with limited operations and had no revenues for the three-months ended June 30, 2016 and 2015.

Operating expenses were $274,530 and $632,067 for the three-months ended June 30, 2016 and 2015, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $0 and $485,842 in stock based compensation for the three-months ended June 30, 2016 and 2015, respectively.

Other income (expenses) were $(294) and $47,802 for the three-months ended June 30, 2016 and 2015, respectively. For the three-months ended June 30, 2015, other income primarily consisted of a reversal of estimated accrued liabilities of $48,204.

The provision for income taxes in the amount of $47,082 for the three-months ended June 30, 2016, represents a State of Hawaii refundable research and development credit.

Operating Summary for the Six-Months Ended June 30, 2016 and 2015

We are a pre-revenue life sciences company with limited operations and had no revenues for the six-months ended June 30, 2016 and 2015.

Operating expenses were $952,325 and $1,843,650 for the six-months ended June 30, 2016 and 2015, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, and administration. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $381,729 and $861,868 in stock based compensation for the six-months ended June 30, 2016 and 2015, respectively.

Other income (expenses) were $(245) and $143,230 for the six-months ended June 30, 2016 and 2015, respectively. For the six-months ended June 30, 2015, other income primarily consisted of a reversal of estimated accrued liabilities of $48,204 and a gain on the sale of assets of $95,000.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the three-months ended June 30, 2016 and 2015, we used cash in operating activities in the amount of $459,968 and $569,235 respectively, and incurred a net loss of $905,488 and $1,700,420, respectively.

We require additional financing in order to continue to fund our operations, and pay existing and future liabilities and other obligations. To conserve cash resources, we agreed with our employees, executives, and certain vendors to pay any compensation due during any calendar quarter that has not been paid in cash in the form of shares of our Common Stock or stock options, as described in the Current Report on Form 8-K dated July 7, 2015. On March 28, 2016, we furloughed all of our employees and independent contractors indefinitely and arranged with our Chief Executive Officer, David G. Watumull; our Chief Financial Officer, John B. Russell; and our Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. On May 30, 2016, the compensation arrangement of our Vice President, Operations, David M. Watumull, was amended so that he would receive bi-weekly compensation equal to $3,269. On May 30, 2016, the compensation arrangement of our Vice President, Research, Timothy J. King, was amended so that he would receive bi-weekly compensation equal to $1,635. We continue to assess our commercial opportunities, which may include developing products or licensing our intellectual property, and may re-engage furloughed employees and contractors from time to time to the extent their services are required. In addition, each of the directors has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company. In addition, we have deferred payment of other trade payables.

It is estimated that our limited available cash resources as of the date of this Quarterly Report on Form 10-Q, would be sufficient to continue operations on a limited budget only through November 15, 2016. In addition to the $748,000 raised in the year-to-date, we intend to raise additional capital that would fund our operations through at least December 31, 2016. On July 13, 2016, we entered into an equity purchase agreement, pursuant to which we have the right, but not the obligation, to sell shares of our Common Stock, as described in our Current Report on Form 8-K filed July 18, 2016. Our right to sell shares under this equity purchase agreement is subject to registering such shares under the Securities Act as described in the Current Report. We are currently negotiating the terms of additional financing with investors and are considering a private placement of our Common Stock and warrants to purchase our Common Stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;

●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and

●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Six-months ended June 30, 2016	Six-months ended June 30, 2015
Net Cash Used in Operating Activities	$(459,968)	$(569,235)
Net Cash Provided by (Used in) Investing Activities	(19,972)	(5,785)
Net Cash Provided by Financing Activities	563,000	1,125,000
Net Cash Increase for Period	83,060	549,980
Cash at Beginning of Period	323,410	35,696
Cash at End of Period	$406,470	$585,676

Cash Flows from Operating Activities

During the six-months ended June 30, 2016 and 2015, our operating activities primarily consisted of payments or accruals for employees, directors, and consultants for services related to research and development and administration.

Cash Flows from Investing Activities

During the six-months ended June 30, 2016, and our investing activities were primarily related to expenditures on patents. During the six-months ended June 30, 2015, our investing activities were primarily related to proceeds from the sale of equipment and expenditures on patents.

Cash Flows from Financing Activities

During the six-months ended June 30, 2016, our financing activities consisted of transactions in which we raised proceeds through the issuance of our Common Stock. During the six-months ended June 30, 2015, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt and our Common Stock. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold additional securities under separate subscription agreements (each, a “Subscription Agreement”), by and between the Company and investors (each a “Purchaser” and collectively, the “Purchasers”) pursuant to which the Company issued and sold to the Purchasers units (each a “Unit” and collectively the “Units”) consisting of shares of Common Stock and warrants to purchase shares of Common Stock.

In the calendar year through August 15, 2016, the Company sold an aggregate of 9,350,000 Units for an aggregate purchase price of $748,000. The Company last reported sales of its securities in its Current Report on Form 8-K filed August 1, 2016. From and after August 1, 2016 through August 15, 2016, the Company sold 725,000 Units for an aggregate purchase price of $58,000.

Each Unit consisted of: (i) one (1) share of Common Stock, (ii) a five-year warrant to purchase one (1) share of Common Stock at $0.08, (iii) a five-year warrant to purchase one (1) share of Common Stock at $0.12, and (iv) a five-year warrant to purchase one (1) share of Common Stock at $0.16.

No placement agent or broker dealer was used or participated in any offering or sale of the Units.

The offering of the Units was made in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and the provisions of Regulation D or Regulation S that is promulgated under the Securities Act.

The Company may continue to offer securities and may use a placement agent or broker dealer in any such offering. Any future offering of securities may be on the same terms as the sale of the Units or on other terms.

This Quarterly Report on Form 10-Q does not constitute an offer to sell, or a solicitation to purchase, any securities of the Company.

The foregoing summary of the Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement. A copy of the Subscription Agreement was attached as an exhibit to the Company’s Quarterly Report on Form 10-Q filed May 13, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1(1)	Form of Subscription Agreement

31.1(2)	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema Document
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed May 13, 2016.
(2)	Filed herewith.
(3)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2016

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

