Form 10-Q
period 2016-09-30
CARDAX, INC.
filed 2016-11-14
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 83,285,376 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

September 30, 2016 and 2015

4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$240,898	$323,410
Inventory	25,275	-
Deposits and other assets	89,482	87,715
Prepaid expenses	21,617	2,533

Total current assets	377,272	413,658

PROPERTY AND EQUIPMENT, net	9,263	13,923

INTANGIBLE ASSETS, net	431,233	424,497

TOTAL ASSETS	$817,768	$852,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,511,589	$3,468,610
Accounts payable and accrued expenses	675,128	662,803
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,655,263	4,599,959

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,655,263	4,599,959

STOCKHOLDERS' DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized,	-	-
0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 80,972,876 and 69,087,955 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	80,973	69,088
Additional paid-in-capital	51,619,615	50,333,188
Accumulated deficit	(55,538,083)	(54,150,157)

Total stockholders' deficit	(3,837,495)	(3,747,881)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$817,768	$852,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended September 30,		For the nine-months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$11,160	$-	$11,160	$-

COSTS OF GOOD SOLD	5,717	-	5,717	-

GROSS PROFIT	5,443	-	5,443	-

OPERATING EXPENSES:
General and administrative expenses	213,275	266,018	595,757	681,059
Stock based compensation	116,583	256,959	498,312	1,534,468
Research and development	87,735	216,228	260,413	352,328
Sales and marketing	63,375	-	63,375	-
Depreciation and amortization	6,619	4,373	22,055	19,373

Total operating expenses	487,587	743,578	1,439,912	2,587,228

Loss from operations	(482,144)	(743,578)	(1,434,469)	(2,587,228)

OTHER INCOME (EXPENSES):
Interest expense	(888)	(477)	(2,307)	(1,619)
Interest income	594	594	1,768	1,762
Other income	-	-	47,082	48,204
Gain on sale of assets	-	-	-	95,000

Total other income (expenses)	(294)	117	46,543	143,347

Loss before the provision for income taxes	(482,438)	(743,461)	(1,387,926)	(2,443,881)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(482,438)	$(743,461)	$(1,387,926)	$(2,443,881)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE
Basic	79,581,511	67,955,379	73,949,386	66,000,101
Diluted	79,581,511	67,955,379	73,949,386	66,000,101

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine-months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,387,926)	$(2,443,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,055	19,373
Stock based compensation	204,083	771,358
Gain on sale of assets	-	(95,000)
Changes in assets and liabilities:
Inventory	(25,275)	-
Deposits and other assets	(1,767)	5,102
Prepaid expenses	(19,084)	12,389
Accrued payroll and payroll related expenses	270,763	676,364
Accounts payable and accrued expenses	78,770	(16,626)
Accrued interest	-	222

Net cash used in operating activities	(858,381)	(1,070,699)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	10,000
Increase in patents	(24,131)	(21,852)

Net cash used in investing activities	(24,131)	(11,852)

Cash flows from financing activities:
Proceeds from the issuance of common stock	800,000	1,430,000
Proceeds from the issuances of notes payable	-	30,000

Net cash provided by financing activities	800,000	1,460,000

NET (DECREASE) INCREASE IN CASH	(82,512)	377,449

Cash at the beginning of the period	323,410	35,696

Cash at the end of the period	$240,898	$413,145

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into common stock	$-	$30,222
Conversion of accrued payroll and payroll related expenses into stock options	$227,784	$669,006
Conversion of accounts payable into stock options	$66,445	$301,063

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$2,249	$-
Cash paid for income taxes	$-	$-

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

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $482,438 and $1,387,926 for the three and nine-months ended September 30, 2016, respectively, and a net loss of $743,461 and $2,443,881 for the three and nine-months ended 2015, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $55,538,083 as of September 30, 2016, and has had negative cash flows from operating activities since inception. The Company anticipates further losses in the development of its business. As a result of these and other factors, the Company’s independent registered public accounting firm has determined there is substantial doubt about the Company’s ability to continue as a going concern.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY BACKGROUND (continued)

In addition to the $985,000 raised in the calendar year through November 14, 2016, the Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

On March 28, 2016, the Company furloughed all of its employees and independent contractors indefinitely and arranged with its Chief Executive Officer, David G. Watumull; its Chief Financial Officer, John B. Russell; and its Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. On May 30, 2016, the compensation arrangement of our Vice President, Operations, David M. Watumull, was amended so that he would receive bi-weekly compensation equal to $3,269. On May 30, 2016, the compensation arrangement of our Vice President, Research, Timothy J. King, was amended so that he would receive bi-weekly compensation equal to $1,635. The Company continues to assess its commercial opportunities, which may include developing products or licensing its intellectual property, and may re-engage furloughed employees and contractors from time to time to the extent their services are required. In addition, each of the directors has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company. In addition, the Company has deferred payment of other trade payables. On September 6, 2016, the compensation arrangements of certain officers were amended so that effective September 8, 2016, (i) our Chief Executive Officer, David G. Watumull would receive bi-weekly compensation equal to $4,327, (ii) our Chief Science Officer, Gilbert M. Rishton would receive bi-weekly compensation equal to $1,923, and (iii) our Vice President, Research, Timothy J. King would receive bi-weekly compensation equal to $3,269. On September 6, 2016, the compensation arrangement with JBR Business Solutions, LLC, under which John B. Russell serves as our Chief Financial Officer, was amended so that effective September 30, 2016, he would receive monthly compensation of $3,500. On September 6, 2016, the compensation arrangements of the independent directors of the Company were amended so that effective September 30, 2016, they would each receive quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of the Company’s common stock under the Cardax, Inc. 2014 Equity Compensation Plan based on the higher of the then current market price or $0.15 per share, with such compensation prorated for one of three months for the quarter ended September 30, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2016 and 2015. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. Estimates in these condensed consolidated financial statements include asset valuations, estimates of future cash flows from and the economic useful lives of long-lived assets, valuations of stock compensation, certain accrued liabilities, income taxes and tax valuation allowances, and fair value estimates. Despite management’s intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

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

Revenue recognition

The Company recognizes revenue when the transfer of title and risk of loss occurs. For shipments with terms of FOB Shipping Point, revenue is recognized upon shipment. For shipments with terms of FOB Destination, revenue is recognized upon delivery.

Sales returns and allowances are recorded as a reduction to sales in the period in which sales are recorded. The Company records shipping charges and sales tax gross in revenues and cost of goods sold.

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The amendments of ASU No. 2016-09 were issued as part of the FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	September 30, 2016	December 31, 2015
Finished goods	$25,275	$-
Total inventories	$25,275	$-

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

As of September 30, 2016, inventory in the amount of $25,275 consisted of products available for sale and was unrelated to the inventory impaired as of December 31, 2015.

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	September 30, 2016	December 31, 2015
Information technology equipment	$31,892	$31,892
Less accumulated depreciation	(22,629)	(17,969)
Total property and equipment, net	$9,263	$13,923

Depreciation expense was $1,508 and $4,660 for the three and nine-months ended September 30, 2016, respectively, and $1,670 and $5,008 for the three and nine-months ended September 30, 2015, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	September 30, 2016	December 31, 2015
Patents	$432,985	$432,820
Less accumulated amortization	(234,737)	(217,342)
	198,248	215,478
Patents pending	232,985	209,019
Total intangible assets, net	$431,233	$424,497

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $5,111 and $17,395, for the three and nine-months ended September 30, 2016, respectively, and $2,703 and $14,365, for the three and nine-months ended September 30, 2015, respectively.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

Dividends - Holdings

Subject to the rights of any series of Preferred Stock that may from time to time come into existence, the holders of Series A and Series B preferred stock were entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, dividends at the rate of 8.5% of the original Series A Series and B issue prices, per annum, on each outstanding share of Series A and Series B preferred stock on a pari passu basis, payable in preference and priority to any payment of any dividend on common stock of the Company for such year. The right to such dividends on Preferred Stock were not cumulative, and no rights were to be accrued to the holders of Preferred Stock by reason of the fact that the Company may have failed to declare or pay dividends on Preferred Stock in any previous fiscal year of the Company, whether or not earnings of the Company where sufficient to pay such dividends. No dividend was to be paid on common stock in any year, other than dividends payable solely in common stock, until all dividends for such year had been declared and paid on preferred stock. No dividends were accrued or paid during the three and nine-months ended September 30, 2016 or year ended December 31, 2015.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

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

Preferred and common stock – post reverse acquisition

After completion of the reverse merger on February 7, 2014, the Company Amended and Restated its Articles of Incorporation. Under these amendments, the Company is authorized to issue a total of four-hundred million shares of common stock and fifty million shares of preferred stock. Each common stock holder is entitled to one vote. Common stock holders have no conversion rights or liquidation preferences. None of the preferred stock was issued or outstanding at September 30, 2016 and December 31, 2015. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors are authorized to determine or alter the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

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

During the three and nine-months ended September 30, 2016, the Company sold securities in a self-directed offering in the aggregate amount of $237,000 and $800,000, respectively, at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (10,000,000 shares), a five-year warrant to purchase 1 share of restricted common stock (10,000,000 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (10,000,000 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (10,000,000 warrant shares) at $0.16 per share.

Equity purchase agreement

On July 13, 2016, the Company entered into an equity purchase agreement (the “EPA”) and a registration rights agreement with an investor. Pursuant to the terms of the EPA, the Company has the right, but not the obligation, to sell shares of its common stock to the investor on the terms specified in the EPA. On the date of the EPA, the Company issued 1,500,000 shares to the investor. The total fair value of this stock on the date of grant was $106,500. These shares were fully vested upon issuance.

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

NOTE 7 – STOCK GRANTS

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

On September 30, 2016, the Company granted an independent director 27,778 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $4,166. These shares were fully vested upon issuance.

The Company recognizes the expense related to grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $4,166 and $29,166 for the three and nine-months ended September 30, 2016, respectively, and $50,000 and $360,931 for the three and nine-months ended September 30, 2015, respectively.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2015	27,752,315	$0.51	8.02	$1,963,523
Exercisable January 1, 2015	26,156,553	$0.50	7.95	$1,962,239
Canceled	-
Granted	6,456,890
Exercised	(41,851)
Forfeited	-
Outstanding December 31, 2015	34,167,354	$0.47	6.57	$974,066
Exercisable December 31, 2015	34,167,354	$0.47	6.57	$974,066
Canceled	-
Granted	6,073,247
Exercised	-	-
Forfeited	(3,501,965)
Outstanding September 30, 2016	36,738,636	$0.41	6.19	$89,682
Exercisable September 30, 2016	36,663,636	$0.41	6.20	$89,307

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on September 30, 2016, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the nine-months ended September 30, 2016 and year ended December 31, 2015, are presented below:

Non-vested at January 1, 2015	1,595,762
Granted	6,456,890
Vested	(8,010,801)
Exercised	(41,851)
Forfeited	-
Non-vested at December 31, 2015	-
Granted	6,073,247
Vested	(5,998,247)
Exercised	-
Forfeited	-
Non-vested at September 30, 2016	75,000

As of September 30, 2016, total unrecognized stock-based compensation expense related to unvested stock options was $5,250, which is expected to be expensed over the next three-quarters.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTION PLANS (continued)

Under ASC No. 718, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding were as follows:

	September 30, 2016	December 31, 2015
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.12% - 1.47%
Expected volatility	112% - 225%	112% - 170%
Expected term	1.1- 5.5 years	1.1- 5.5 years

The expected volatility was calculated based on the historical volatilities of publicly traded peer companies, determined by the Company, and the historical volatility of the Company. The risk free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant timeframe. Due to a lack of historical information needed to estimate the Company’s expected term, it was estimated using the simplified method allowed under ASC No. 718. In calculating the number of options issued in lieu of pay during the nine-months ended September 30, 2016, the Company used assumptions comparable to December 31, 2015, with a 20-day weighted average stock price.

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

The Company recognized $5,917 and $362,646 in stock based compensation expense related to options during the three and nine-months ended September 30, 2016, respectively, and $206,959 and $1,169,538 in stock based compensation expense related to options during the three and nine-months ended September 30, 2015, respectively. Of these amounts, $0 and $227,784 were related to 0 and 3,796,385 options issued to employees in lieu of salaries accrued for services during the three and nine-months ended September 30, 2016, respectively, and $138,462 and $669,007 were related to 477,456 and 3,738,958 options issued to employees in lieu of salaries accrued for services during the three and nine-months ended September 30, 2015, respectively. $0 and $66,445 were related to 0 and 1,107,417 options issued to consultants in lieu of fees accrued for services during the three and nine-months ended September 30, 2016, respectively, and $30,997 and $170,678 were related to 106,887 and 945,263 options issued to consultants in lieu of fees accrued for services during the three and nine-months ended September 30, 2015, respectively. $1,750 was related to 25,000 vested options issued to a consultant as compensation for services during the three and nine-months ended September 30, 2016, and $0 was related to 0 options issued to consultants as compensation for services during the three and nine-months ended September 30, 2015. $4,167 and $66,667 were related to 27,778 and 1,069,445 options issued to directors as compensation for services during the three and nine-months ended September 30, 2016, respectively, and $37,500 and $130,385 were related to 129,310 and 681,508 options issued to a director as compensation for services during the three and nine-months ended September 30, 2015, respectively.

Option exercise

On October 26, 2015, the Company issued 25,556 shares of common stock in the Company to a consultant in connection with the cashless exercise of a stock option for 41,851 shares of common stock at $0.155 per share with 16,295 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2015	28,435,782	$0.64	4.07	$-
Exercisable January 1, 2015	28,435,782	$0.64	4.07	$-
Canceled	-
Granted	18,009,430
Exercised	-
Forfeited	-
Outstanding December 31, 2015	46,445,212	$0.46	3.48	$2,517,337
Exercisable December 31, 2015	46,445,212	$0.46	3.48	$2,517,337
Canceled	-
Granted	30,000,000
Exercised	-
Forfeited	(602,563)
Outstanding September 30, 2016	75,842,649	$0.33	3.52	$-
Exercisable September 30, 2016	75,842,649	$0.33	3.52	$-

Under ASC No. 718, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding were as follows:

	September 30, 2016	December 31, 2015
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.86%	0.12% - 0.66%
Expected volatility	102% - 159%	112% - 159%
Expected term	1.0- 2.5 years	1.0- 2.5 years

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – WARRANTS (continued)

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

The Company recognized no stock based compensation expense related to warrants for the three and nine-months ended September 30, 2016 and 2015.

Warrant expiration

During the three and nine-months ended September 30, 2016, warrants to purchase an aggregate of 60,866 and 602,563 shares, respectively, of restricted common stock expired.

NOTE 10 – RELATED PARTY TRANSACTIONS

Executive chairman agreement

As part of an executive chairman agreement, a director provided services to the Company. This agreement was amended on April 1, 2015. Under the terms of this amendment, the director received $37,500 in equity instruments issued quarterly in arrears as compensation. Effective April 1, 2016, the director agreed to suspend any additional equity compensation, until otherwise agreed by the Company. Effective August 12, 2016, the Company accepted the request for a leave of absence and resignation by the director as Executive Chairman and member of the Board of Directors.

The Company incurred $0 and $37,500 in stock based compensation to this director during the three and nine-months ended September 30, 2016, respectively.

The Company incurred $37,500 and $130,385 in stock based compensation to this director during the three and nine-months ended September 30, 2015, respectively, and $0 and $9,230 in consulting fees to the director during the three and nine-months ended September 30, 2015.

Amounts payable to this director was $293,546 as of September 30, 2016 and December 31, 2015.

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

The effective tax rate for the three and nine-months ended September 30, 2016 and 2015, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of September 30, 2016 and December 31, 2015, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of September 30, 2016 and December 31, 2015, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

The Company received a refundable tax credit of $0 and $47,802 from the state of Hawaii during the three and nine-months ended September 30, 2016, respectively. This amount is recorded as other income in the condensed, consolidated statement of operations.

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and nine-months ended:

	Three-months ended September 30, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(482,438)	79,581,511	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(482,438)	79,581,511	$(0.01)

	Three-months ended September 30, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(743,461)	67,955,379	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(743,461)	67,955,379	$(0.01)

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (continued)

	Nine-months ended September 30, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,387,926)	73,949,386	$(0.02)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,387,926)	73,949,386	$(0.02)

	Nine-months ended September 30, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(2,443,881)	66,000,101	$(0.04)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(2,443,881)	66,000,101	$(0.04)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	September 30, 2016	September 30, 2015
Common stock options	36,738,636	33,118,044
Common stock warrants	75,842,649	41,871,124
Total common stock equivalents	112,581,285	74,989,168

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LEASES

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease was amended on September 7, 2011, and October 30, 2012. This lease expired on October 31, 2014, after which the terms converted to month-to-month. The Company vacated the space in February 2015. Total rent expense under this agreement as amended was $0 and $3,437 for the three and nine-months ended September 30, 2016, and $0 and $12,112, for the three and nine-months ended September 30, 2015, respectively. The $3,437 of rent expense for the nine-months ended September 30, 2016 was related to common area maintenance reconciliation.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $7,929 and $23,784, for the three and nine-months ended September 30, 2016, respectively, and $7,931 and $23,759, for the three and nine-months ended September 30 2015, respectively.

NOTE 14 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the three and nine-months ended September 30, 2016 and 2015. The remaining obligation of $20,000 as of September 30, 2016 and December 31, 2015, is recorded as a part of accounts payable on the condensed consolidated balance sheets. The license expired in February 2016.

Employee settlement

As of September 30, 2016 and December 31, 2015, the Company owed a former employee a severance settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the severance settlement, a stock option previously granted to the former employee was fully vested and extended.

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company's rights related to the development and commercialization of Astaxanthin consumer health products; the Company retains all rights related to Astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such Astaxanthin consumer health products. No royalties were realized from this agreement during the three and nine-months ended September 30, 2016 and 2015.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS (continued)

Capsugel agreement

On August 18, 2014, the Company entered into a collaboration agreement with Capsugel US, LLC (“Capsugel”) for the joint commercial development of Astaxanthin products (“Capsugel Astaxanthin Products”) for the consumer health market that contain nature-identical synthetic Astaxanthin and use Capsugel’s proprietary formulation technology. The agreement provides for the parties to jointly administer activities under a product development plan that will include identifying at least one mutually acceptable third party marketer who will further develop, market and distribute Capsugel Astaxanthin Products. Capsugel will share revenues with the Company based on net sales of products that are developed under the collaboration. No revenues were realized from this agreement during the three and nine-months ended September 30, 2016 and 2015. In January 2016, the Company suspended development of a Capsugel Astaxanthin Product, ASTX-1F, based on certain technical issues which, together with other business and regulatory issues, materially impeded the formulation of ASTX-1F as a commercially viable product for the consumer health market.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2016, condensed consolidated financial statements for subsequent events through November 14, 2016, the date the condensed consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

Stock issuance

In October and November 2016 (through November 14, 2016), the Company sold securities in a self-directed offering in the aggregate amount of $185,000 at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (2,312,500 shares), a five-year warrant to purchase 1 share of restricted common stock (2,312,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (2,312,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (2,312,500 warrant shares) at $0.16 per share.

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

We are devoting substantially all of our present efforts to establishing our business related to the development and commercialization of safe anti-inflammatory dietary supplements and drugs. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the FDA. On August 24, 2016, we launched our first commercial product, ZanthoSyn™. ZanthoSyn™ is marketed as a novel astaxanthin dietary supplement with superior absorption and purity. We are using e-commerce as our primary sales channel for ZanthoSyn™. Astaxanthin is a clinically studied ingredient with safe anti-inflammatory activity that supports joint health, cardiovascular health, metabolic health, and liver health. The form of astaxanthin utilized in ZanthoSyn™ has demonstrated excellent safety in peer-reviewed published studies and is designated as GRAS (Generally Recognized as Safe) according to FDA regulations. Our ZanthoSyn™ product manufacturing process relies on certain third-party suppliers and this dependence creates several risks, including limited control over pricing, availability, quality, and delivery schedules. In addition, any supply interruption could materially harm our ability to manufacture ZanthoSyn™ until a new source of supply is obtained on acceptable terms. We may be unable to find such other sources in a reasonable time period or on commercially reasonable terms, if at all, which would have an adverse effect on our business, financial condition and results of operations. As a second generation product, we are developing CDX-085, our patented astaxanthin derivative, which could reduce the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin. We also plan to pursue pharmaceutical applications of astaxanthin and related compounds.

At present we are not able to estimate if or when we will be able to generate sustained revenues. Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Results of Operations for the Three-Months Ended September 30, 2016 and 2015:

The following table reflects our operating results for the three and nine-months ended September 30, 2016 and 2015:

Operating Summary	Three-months ended September 30, 2016	Three-months ended September 30, 2015	Nine-months ended September 30, 2016	Nine-months ended September 30, 2015
Revenues	$11,160	$-	$11,160	$-
Cost of Goods Sold	(5,717)	-	(5,717)	-
Gross Profit	5,443	-	5,443	-
Operating Expenses	(487,587)	(743,578)	(1,439,912)	(2,587,228)
Net Operating Loss	(482,144)	(743,578)	(1,434,469)	(2,587,228)
Other Income (Expenses)	(294)	117	46,543	143,347
Net Loss	$(482,438)	$(743,461)	$(1,387,926)	$(2,443,881)

Operating Summary for the Three-Months Ended September 30, 2016 and 2015

We launched our first commercial product on August 24, 2016. Revenues were $11,160 and $0 for the three-months ended September 30, 2016 and 2015, respectively. We are using e-commerce as our primary sales channel and are leveraging our experience and relationships in the scientific and medical community to market our product. We expect that our initial marketing program will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters. Cost of goods sold was $5,717 and $0 for the three-months ended September 30, 2016 and 2015, respectively, and included costs of the product, shipping and handling, sales taxes, and merchant fees. Gross profit was $5,443 for the three-months ended September 30, 2016, which represented a gross profit margin of 49%.

Operating expenses were $487,587 and $743,578 for the three-months ended September 30, 2016 and 2015, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $116,583 and $256,959 in stock based compensation for the three-months ended September 30, 2016 and 2015, respectively.

Other income (expenses) were $(294) and $117 for the three-months ended September 30, 2016 and 2015, respectively.

Operating Summary for the Nine-months Ended September 30, 2016 and 2015

We launched our first commercial product on August 24, 2016. Revenues were $11,160 and $0 for the nine-months ended September 30, 2016 and 2015, respectively. We are using e-commerce as our primary sales channel and are leveraging our experience and relationships in the scientific and medical community to market our product. We expect that our initial marketing program will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters. Cost of goods sold was $5,717 and $0 for the nine-months ended September 30, 2016 and 2015, respectively, and included costs of the product, shipping and handling, sales taxes, and merchant fees. Gross profit was $5,443 for the nine-months ended September 30, 2016, which represented a gross profit margin of 49%.

Operating expenses were $1,439,912 and $2,587,228 for the nine-months ended September 30, 2016 and 2015, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $498,312 and $1,534,468 in stock based compensation for the nine-months ended September 30, 2016 and 2015, respectively.

Other income was $46,543 and $143,347 for the nine-months ended September 30, 2016 and 2015, respectively. For the nine-months ended September 30, 2016, other income primarily consisted of a State of Hawaii refundable research and development credit of $47,082. For the nine-months ended September 30, 2015, other income primarily consisted of a reversal of estimated accrued liabilities of $48,204 and a gain on the sale of assets of $95,000.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the nine-months ended September 30, 2016 and 2015, we used cash in operating activities in the amount of $858,381 and $1,070,699 respectively, and incurred a net loss of $1,387,926 and $2,443,881, respectively.

We require additional financing in order to continue to fund our operations, and pay existing and future liabilities and other obligations. To conserve cash resources, we agreed with our employees, executives, and certain vendors to pay any compensation due during any calendar quarter that has not been paid in cash in the form of shares of our common stock or stock options, as described in the Current Report on Form 8-K dated July 7, 2015. On March 28, 2016, we furloughed all of our employees and independent contractors indefinitely and arranged with our Chief Executive Officer, David G. Watumull; our Chief Financial Officer, John B. Russell; and our Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. In addition, each of the directors agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company. We also deferred payment of other trade payables. On June 3, 2016, the compensation arrangement of our Vice President, Operations, David M. Watumull was amended so that, effective May 30, 2016, he would receive bi-weekly compensation equal to $3,269 and the compensation arrangement of our Vice President, Research, Timothy J. King was amended so that, effective May 30, 2016, he would receive bi-weekly compensation equal to $1,635. On September 6, 2016, the compensation arrangements of certain officers were amended so that effective September 8, 2016, (i) our Chief Executive Officer, David G. Watumull would receive bi-weekly compensation equal to $4,327, (ii) our Chief Science Officer, Gilbert M. Rishton would receive bi-weekly compensation equal to $1,923, and (iii) our Vice President, Research, Timothy J. King would receive bi-weekly compensation equal to $3,269. On September 6, 2016, the compensation arrangement with JBR Business Solutions, LLC, under which John B. Russell serves as our Chief Financial Officer, was amended so that effective September 30, 2016, he would receive monthly compensation of $3,500. On September 6, 2016, the compensation arrangements of the independent directors of the Company were amended so that effective September 30, 2016, they would each receive quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of the Company’s common stock under the Cardax, Inc. 2014 Equity Compensation Plan based on the higher of the then current market price or $0.15 per share, with such compensation prorated for one of three months for the quarter ended September 30, 2016.

It is estimated that our limited available cash resources as of the date of this Quarterly Report on Form 10-Q, would be sufficient to continue operations on a limited budget only through December 31, 2016. In addition to the $985,000 raised in the year-to-date, we intend to raise additional capital that would fund our operations through at least June 30, 2017. We expect to be able to access capital during the fourth quarter under the previously reported equity purchase agreement, pursuant to which we have the right, but not the obligation, to sell shares of our common stock, as described in our Current Report on Form 8-K filed July 18, 2016. Our right to sell shares under this equity purchase agreement is subject to registering such shares under the Securities Act as described in the Current Report and provides us with certain protections as described in the Current Report that should result in financing with less dilution than our private placements of securities during 2016. Prior to accessing capital under the equity purchase agreement, we may continue to obtain additional financing from investors through the private placement of our common stock and warrants to purchase our common stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

We cannot give any assurance that we will in the future be able to achieve a level of profitability from the sale of existing or future products or otherwise to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Any inability to obtain additional financing on acceptable terms will materially and adversely affect us, including requiring us to significantly further curtail or cease business operations altogether.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;

●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and

●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Nine-months ended September 30, 2016	Nine-months ended September 30, 2015
Net Cash Used in Operating Activities	$(858,381)	$(1,070,699)
Net Cash Used in Investing Activities	(24,131)	(11,852)
Net Cash Provided by Financing Activities	800,000	1,460,000
Net Cash Increase (Decrease) for Period	(82,512)	377,449
Cash at Beginning of Period	323,410	35,696
Cash at End of Period	$240,898	$413,145

Cash Flows from Operating Activities

During the nine-months ended September 30, 2016 and 2015, our operating activities primarily consisted of payments or accruals for employees, directors, and consultants for services related to research and development, administration, and sales and marketing.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2016, and our investing activities were primarily related to expenditures on patents. During the nine-months ended September 30, 2015, our investing activities were primarily related to proceeds from the sale of equipment and expenditures on patents.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2016, our financing activities consisted of transactions in which we raised proceeds through the issuance of our Common Stock. During the nine-months ended September 30, 2015, our financing activities consisted of various transactions in which we raised proceeds through the issuance of debt and our Common Stock. Because of the nature of our business, capital is required to support research and development costs, as well as, our normal operating costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the calendar year through November 14, 2016, the Company sold an aggregate of 12,312,500 Units for an aggregate purchase price of $985,000. The Company last reported sales of its securities in its Registration Statement on Form S-1 filed October 11, 2016. From and after October 11, 2016 through November 14, 2016, the Company sold 2,312,500 Units for an aggregate purchase price of $185,000.

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

Dated: November 14, 2016

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

