Form 10-K
period 2016-12-31
CARDAX, INC.
filed 2017-03-31
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, there were 76,482,598 shares of common stock, par value $0.001 per share, outstanding, and all of such shares were held by non-affiliates. As of such date, the aggregate market value of voting and non-voting common equity held by non-affiliates was $6,653,986.

As of March 27, 2017 there were 88,290,519 shares of common stock, par value $0.001 per share (“common stock”), of the registrant outstanding.

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

Our executive offices are located at 2800 Woodlawn Drive, Suite 129, Honolulu, Hawaii 96822; our telephone number is (808) 457-1400. Our website is located at https://www.cardaxpharma.com. The information on our website is not part of this annual report.

Our Business

We are a life sciences company devoting substantially all of our efforts to developing safe anti-inflammatory dietary supplements and drugs. We are initially focusing on astaxanthin, which is a powerful and safe naturally occurring anti-inflammatory without the side effects of currently marketed anti-inflammatories. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the U.S. Food and Drug Administration, or the FDA.

Many anti-inflammatories have significant safety risks and side effects that limit their chronic use. We believe that our ability to develop and commercialize astaxanthin and related products should provide us with a competitive advantage through a novel approach that combines robust efficacy with safety, oral bioavailability, and tissue selectivity.

Strategic Alliances

We intend to expand our capabilities for the development, manufacturing, formulation, marketing and distribution or other exploitation of products based on our proprietary technologies by entering into one or more strategic alliances with companies that have established capabilities.

In November 2006, we entered into a Joint Development and Supply Agreement (the “BASF Agreement”) with BASF, relating to the research, development, manufacture, commercialization and related matters, and the related intellectual property rights with respect to consumer health or “nutraceutical” and pharmaceutical products containing or utilizing synthetically manufactured astaxanthin in the geometric (trans) and optical (S,S’) isomeric form most prevalent in nature (“ASTX-1”), which is the same geometric and optical isomeric form of astaxanthin found in GRAS-designated microalgal astaxanthin products. Under the BASF Agreement, we have granted BASF an exclusive worldwide license to our rights related to the development and commercialization and related obligations of consumer health products containing or utilizing ASTX-1 (“BASF Astaxanthin Products”). This license will provide us with potential benefits including specified royalties for future net sales of BASF Astaxanthin Products, from and after the development and manufacture and applicable regulatory approval of any such BASF Astaxanthin Products. The BASF Agreement does not prohibit Cardax from purchasing BASF Astaxanthin Products for consumer health applications and provides that BASF will manufacture and supply Cardax on a mutually exclusive basis with preclinical, clinical, and commercial scale amounts of ASTX-1 for pharmaceutical applications. The BASF Agreement is subject to certain termination rights of the parties. If any termination is a result of the non-renewal of the then current term of the agreement or because BASF no longer manufactures astaxanthin, then the terminating party shall, upon the request of the non-terminating party, grant the non-terminating party a reasonable royalty-bearing, irrevocable, worldwide non-exclusive license of certain intellectual property rights of the terminating party that will enable the non-terminating party to continue the manufacture and distribution of BASF Astaxanthin Products. Either party may also terminate the BASF Agreement if there is a change of a controlling interest in the other party; however, the provision shall not apply if a party that is not a manufacturer of synthetic carotenoids acquires the Company. The BASF Agreement provides for an initial term of three years that is automatically extended for 18 month periods unless notice of termination by either party is provided not less than 18 months prior to the expiration of the current term. Our material benefits under the BASF Agreement, including our rights to royalty payments on future net sales of such products survive any termination in full force. While we are not currently developing any products with BASF, we may pursue development and commercialization with BASF under this Joint Development and Supply Agreement in the future.

In August 2014, we entered into a Collaboration Agreement (the “Capsugel Agreement”) with Capsugel US, LLC relating to the commercial development of astaxanthin products for the consumer health market. Under the terms of the Capsugel Agreement, we agreed to jointly develop consumer health products (“Capsugel Astaxanthin Products”) containing ASTX-1 using Capsugel’s proprietary formulation technology. The Capsugel Agreement provides for the joint administration of activities under a product development plan that will include identifying at least one mutually acceptable third-party marketer (a “Marketer”) who will enter into an agreement with Capsugel to further develop, market and distribute Capsugel Astaxanthin Products. The terms of any such agreement with a Marketer are subject to our reasonable consent. The Capsugel Agreement provides that Capsugel shall share revenues with us based on net sales of Capsugel Astaxanthin Products, subject to an administrative fee payable to Capsugel. Capsugel agreed to certain exclusivity obligations with respect to the development and manufacture of Capsugel Astaxanthin Products. Among other matters, Capsugel will perform the development work necessary to formulate, analytically develop and take all other developmental actions necessary or required to develop the Capsugel Astaxanthin Products, and manufacture pre-clinical and clinical batches for use by us and Capsugel. Under the Capsugel Agreement, we will be responsible for, among other matters, the U.S. regulatory process and the regulatory process in non-U.S. jurisdictions to the extent mutually agreed. The term of the Capsugel Agreement is for an initial stated period of three years from the date that a Marketer first offers product for commercial sale under an agreement with Capsugel, subject to specified renewal provisions for additional three year terms and to earlier termination, if commercial milestones that are to be mutually agreed are not achieved. In January 2016, we suspended development of a Capsugel Astaxanthin Product, ASTX-1F, based on certain technical issues which, together with other business and regulatory issues, materially impeded the formulation of ASTX-1F as a commercially viable product for the consumer health market.

Our Strategy

We believe we are well positioned for significant and sustained growth by focusing on additional research and development to commercialize consumer health and pharmaceutical technologies or products utilizing synthetically manufactured astaxanthin (“Cardax Astaxanthin”) and related xanthophyll carotenoids, which deliver nature-identical compounds to the body and reduce inflammation in a multifaceted, quantifiable, and inherently safer manner than steroids or non-steroidal anti-inflammatory drugs (“NSAIDs”).

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

Astaxanthin has an exceptional safety profile. For example, the FDA found no basis for questioning the safety determination made by Fuji Chemical Industry Co., Ltd. (“Fuji”) in GRAS Notice No. GRN 000294 that Haematococcus pluvialis extract containing astaxanthin esters (the primary ingredient in its microalgal astaxanthin consumer health product) is GRAS as a food additive under the intended conditions of use. Other microalgal astaxanthin consumer health manufacturers, including Cyanotech Corporation and Algatechnologies, Ltd., have relied on Fuji’s GRAS designation and self-affirmed their microalgal astaxanthin products as GRAS. The FDA also found no basis for questioning the safety of microalgal astaxanthin products, for use as dietary ingredients in dietary supplements, in several New Dietary Ingredient (NDI) notifications, including RPT 50, RPT 65, RPT 119, RPT 236, RPT 274, and RPT 278. In addition, the FDA amended the color additive regulations under 21 CFR 73 to provide for the safe use of astaxanthin as a color additive to fish feed in 1995 (Federal Register Document No. 95-9178, Docket No. 87C–0316) in response to Color Additive Petition CAP 7C0211 filed by Hoffman-La Roche in 1987, which contained robust non-clinical safety studies with a racemic mixture of synthetic astaxanthin (“DSM Astaxanthin”) now owned by DSM Nutritional Products Ltd. (“DSM”). DSM announced the marketing of DSM Astaxanthin as a consumer health product in 2013 based on its history of use in the food supply as a color additive, the robust non-clinical safety studies that supported the food color additive approval, and additional long term toxicity studies that were submitted to the FDA in 2005. DSM also announced the GRAS self-affirmation of DSM Astaxanthin in 2015. Our claim that astaxanthin is exceptionally safe relies upon:

●	widely available astaxanthin research, peer-reviewed studies, and regulatory filings spanning several decades, including (a) FDA GRAS and NDI regulatory filings related to microalgal astaxanthin and other naturally-occurring sources of astaxanthin, (b) FDA color additive petition related to the racemic mixture of synthetic astaxanthin, (c) DSM’s published safety summary supporting the use of DSM Astaxanthin as a dietary ingredient in dietary supplements, and (d) DSM’s GRAS self-affirmation of DSM Astaxanthin;

●	human exposure to (a) naturally-occurring astaxanthin in the diet from sources such as wild salmon, trout, and shell-fish, for millennia, (b) synthetic astaxanthin from sources such as industrially raised salmon since 1995, and (c) dietary supplements containing naturally-occurring astaxanthin since 1999; and

●	our published and unpublished preliminary non-clinical studies utilizing astaxanthin product candidates.

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

We believe that the current manufacturing capability of astaxanthin producers utilizing microalgal or other natural manufacturing processes may not satisfy the growing demand for astaxanthin and there will be a need for the synthetic production of nature-identical astaxanthin with high purity at economical costs.

We plan to promote scientific understanding of astaxanthin through several strategies, including:

●	educating physicians and other healthcare professionals on the benefits of astaxanthin;

●	sponsoring relevant scientific and medical conferences and presenting or facilitating the presentation of appropriate scientific data to physicians, key opinion leaders, and patient groups;

●	advancing direct-to-consumer internet and social media marketing;

●	continuing to support scientific research and publication of peer-reviewed papers; we have collaborated on more than 50 such papers, including 10 papers published in The American Journal of Cardiology, which have noted the benefits and safety of astaxanthin in the treatment of diseases that have inflammation as a common cause;

●	convening scientific advisory board meetings to review existing and planned scientific research, with scientific advisory board members including, but not limited to, persons previously engaged by our predecessors, in the areas of osteoarthritis, cardiovascular disease, and liver disease; and

●	conducting human clinical trials.

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

Our Consumer Health Program

On August 24, 2016, we launched our first commercial product, ZanthoSyn™. On January 25, 2017, we began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis.

ZanthoSyn™ is marketed as a novel astaxanthin dietary supplement with superior absorption and purity. We are using e-commerce and wholesale as our primary sales channels for ZanthoSyn™.

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

As a second generation product candidate, we are developing CDX-085, our patented astaxanthin derivative, which could reduce the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin.

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

Research and Development

Our research and development program is presently comprised of employees, consultants, including regulatory, scientific, and medical professionals, and third-party collaborators or contract organizations, including academic institutions, contract research organizations, and contract manufacturing organizations. We utilized dedicated internal synthetic chemistry, biology, and bioanalytical chemistry laboratories and a research and development staff to conduct discovery stage synthesis of product candidates (with transfer of materials and/or methods for additional process development and/or testing), in vitro testing of product candidates and related components to elucidate the mechanism of action, and analysis of biological samples from internal research and/or contract organizations to detect and quantify levels of product candidates and related components following administration of product in various studies. Our research and development staff has also worked with other professionals to identify, contract and transfer materials and methods, and oversee research and manufacturing by contract organizations. Contract organizations provide us with access to larger scale manufacturing, animal studies of disease, pharmacokinetics, and toxicity, and analysis that would not otherwise be available to us without significant expense. We anticipate that the majority of our research and development will be conducted by contract organizations with direction and oversight by our current internal research and development personnel, including two Ph.D. scientists, two Ph.D. scientific executives, one operational executive, and one M.D. consultant.

In addition to conducting or overseeing research and development activities, our research and development personnel analyze and interpret other research on astaxanthin, as well as related compounds, competing products, applicable disease pathology, and industry trends. In the United States National Library of Medicine’s online repository, PubMed.gov, there are more than 1,400 peer-reviewed journal articles that reference astaxanthin in the title or abstract, over 400 of which were published in the last three years, with the vast majority published by organizations and researchers that are not affiliated with us. This type of “open-source” research has served to significantly advance the understanding of astaxanthin, and has also presented our research and development personnel with the critical task of keeping up-to-date on all of the latest research and interpreting and integrating the findings with our research and that of others in order to serve as the preeminent thought leaders on astaxanthin’s mechanism of action and its application in biological systems and disease areas.

Our research and development expenditures totaled $347,885 and $491,829 for the years ended December 31, 2016 and 2015. These expenditures primarily reflect the compensation of our research and development personnel and product development activities.

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

FDA NDI Notification

The Dietary Supplement Health and Education Act of 1994 (the “DSHEA”) (Pub. L. 103-417) was signed into law on October 25, 1994 and amended the FD&C Act by adding: (i) section 201(ff) (21 U.S.C. 321(ff)), which defines the term “dietary supplement”, and (ii) section 413 (21 U.S.C. 350b), which defines the term “new dietary ingredient” (“NDI”) and requires the manufacturer or distributor of an NDI, or of the dietary supplement that contains the NDI, to submit a premarket notification to FDA at least 75 days before introducing/delivering the supplement into interstate commerce, unless the NDI and any other dietary ingredients in the dietary supplement have been present in the food supply without chemical alteration (21 U.S.C. 350b(a)(1)). The NDI notification must contain applicable information, including history of use and citations to published articles, from which the manufacturer or distributor of the NDI or dietary supplement has concluded that the dietary supplement containing the NDI will be reasonably expected to be safe under the conditions of its intended use. NDI notifications are not required for the marketing of approved food additives or GRAS substances as NDIs unless the dietary ingredient has been chemically altered.

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

In addition to competing with non-astaxanthin anti-inflammatory drugs, we intend to compete with microalgal astaxanthin consumer health products on the basis of our global-scale manufacturing capability and product purity. Leading manufacturers of microalgal astaxanthin include Cyanotech, which produces the BioAstin brand; Fuji Health Science (parent company: Fuji Chemical), which produces the AstaREAL brand; and Algatechnologies, which produces the AstaPure brand. Many other companies, including Valensa International (parent company: EID Parry), acquire astaxanthin from these or other smaller manufacturers. We believe that large-scale, multi-fold expansion of naturally produced microalgal astaxanthin would require large amounts of land, and fresh water for open pond systems or large amounts of infrastructure and energy for closed systems, and, consequently, a significant if not overwhelming amount of investment capital. Furthermore, microalgal astaxanthin products, which are lipophilic extracts of a commercially cultivated microalgae, typically have relatively low astaxanthin content, with the majority of the product comprised of other lipophilic, non-astaxanthin microalgal compounds. In contrast, our synthetically manufactured astaxanthin products have very high astaxanthin content, with consistent purity. Higher relative astaxanthin content reduces the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin. We may also face competition from other synthetic astaxanthin consumer health products, although competitors in this space are limited by the substantial cost and technical expertise required to develop large-scale, industrial production of astaxanthin.

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

Raw Materials and Components

We utilize strategic partners, contract manufacturers, and/or other third-party suppliers for the production of our products and product candidates. The raw materials and supplies required for the production of our products and product candidates may be available, in some instances from one supplier, and in other instances, from multiple suppliers. In those cases where raw materials are only available through one supplier, such supplier may be either a sole source (the only recognized supply source available to us) or a single source (the only approved supply source for us among other sources). We, our strategic partners, contract manufacturers, and/or other third-party suppliers will adopt appropriate policies to attempt, to the extent feasible, to minimize our raw material supply risks, including maintenance of greater levels of raw materials inventory and implementation of multiple raw materials sourcing strategies, especially for critical raw materials. Although to date we have not experienced any significant delays in obtaining any raw materials from suppliers, we cannot provide assurance that we, our strategic partners, contract manufacturers, and/or other third-party suppliers will not face shortages from one or more of them in the future.

Customers

In late August 2016, we initiated limited consumer sales of ZanthoSyn™, our first commercial product. On January 25, 2017, we began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis.

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

Our strategic alliances also provide intellectual property benefits. BASF owns all manufacturing technology related to ASTX-1 developed under the BASF Agreement; however, BASF must exclusively supply ASTX-1 to Cardax for pharmaceutical applications, and in the event BASF becomes unable to supply ASTX-1, we would receive a reasonable royalty-bearing, irrevocable, worldwide non-exclusive license to certain intellectual property rights related to the manufacture of ASTX-1.

Employees

As of the date of this report, we have 5 full-time employees and 3 part-time employees dedicated to our consumer health and pharmaceutical business. None of our employees are subject to a collective bargaining agreement. We believe the relations with our employees are satisfactory.

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

We have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2016, we have accumulated a total deficit of $55,933,862.

Additionally, we have received a “going concern” opinion from our independent registered public accounting firm. As reflected in the consolidated financial statements that are filed with this report, we have been pre-revenue company with no material amount of earned revenue since our inception and just recently launched our first commercial product on August 24, 2016. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our common stock holders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms. Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

We have limited experience as a commercial company.

On August 24, 2016, we launched our first commercial product, ZanthoSyn™ and we have limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

●	drive adoption of our current and future products, including ZanthoSyn™;

●	attract and retain customers for our products;

●	provide appropriate levels of customer support for our products;

●	implement an effective marketing strategy to promote awareness of our products;

●	develop, manufacture and commercialize new products or achieve an acceptable return on our research and development efforts and expenses;

●	comply with regulatory requirements applicable to our products;

●	anticipate and adapt to changes in our market;

●	maintain and develop strategic relationships with vendors and manufacturers to acquire necessary materials for the production of our existing or future products;

●	scale our manufacturing activities to meet potential demand at a reasonable cost;

●	avoid infringement and misappropriation of third-party intellectual property;

●	obtain any necessary licenses to third-party intellectual property on commercially reasonable terms;

●	obtain valid and enforceable patents that give us a competitive advantage;

●	protect our proprietary technology; and

●	attract, retain and motivate qualified personnel.

In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer

We are dependent upon the success of our lead astaxanthin technologies, which may not be successfully commercialized.

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

It is possible that none of our future product candidates that we may develop will obtain the appropriate regulatory approvals necessary to begin selling them or that any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. The time required to obtain FDA and other approvals is unpredictable, but often can take years following the commencement of clinical trials, depending upon the complexity of the product candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenue from the particular product candidate.

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

We operate in highly competitive industries, and our failure to compete effectively could adversely affect our market share, financial condition and growth prospects. If competitors are better able to develop and market products that are more effective, or gain greater acceptance in the marketplace than our products, our commercial opportunities may be reduced or eliminated.

The consumer health and pharmaceutical industries are constantly evolving, and scientific advances are expected to continue at a rapid pace. This results in intense competition among companies operating in the industry. Other, larger companies may have, or may be developing, products that compete with our products and may significantly limit the market acceptance of our products or render them obsolete. Our technical and/or business competitors would include major pharmaceutical companies, biotechnology companies, consumer health companies, universities and nonprofit research institutions and foundations. Most of these competitors have significantly greater research and development capabilities than we have, as well as substantial marketing, financial and managerial resources. ZanthoSyn, our lead product, is expected to primarily compete against consumer health and pharmaceutical products that provide anti-inflammatory benefits. In addition, there are several other companies, both public and private, that service the same markets as we do, all of which compete to some degree with us.

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

Market acceptance of ZanthoSyn and any future products are vital to our future success.

The commercial success of ZanthoSyn and any future products is dependent upon the acceptance of such products. ZanthoSyn and any future products may not gain and maintain any significant degree of market acceptance among potential users, healthcare providers, or acceptance by third-party payors, such as health insurance companies. The health applications for ZanthoSyn and any future products can also be addressed by other products or techniques. The medical community widely accepts alternative treatments, and certain of these other treatments have a long history of use. We cannot be certain that our proposed products and the procedures in which they are used will be able to replace those established treatments or that users will accept and utilize our products or any other medical products that we may market.

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

The impact of recent health care reform efforts with respect to the Affordable Care Act is currently unknown, and may adversely affect our business model.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. We will continue to evaluate the effect that the Affordable Care Act and any future measures to repeal or replace the Affordable Care Act have on our business. We are not able to provide any assurance that the continued healthcare reform debate will not result in legislation, regulation or executive action by the President of the United States that is adverse to our business.

We rely on third parties to supply and manufacture our proposed products. If these third parties do not perform as expected or if our agreements with them are terminated, our business, prospects, financial condition and results of operations would be materially adversely affected.

We outsource our manufacturing to third parties. Our reliance on contract manufacturers and suppliers exposes us to risks, including the following:

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

We have undertaken limited marketing efforts for ZanthoSyn and any future products and services. Our sales and marketing teams, and/or those of our strategic partners, will compete against the experienced and well-funded sales organizations of competitors. Our future revenues and ability to achieve profitability will depend largely on the effectiveness of our sales and marketing team, and we will face significant challenges and risks related to marketing our services, including, but not limited to, the following:

●	the ability of sales representatives to obtain access to or persuade adequate numbers of healthcare providers to promote and/or purchase and use our products and services;

●	the ability to recruit, properly motivate, retain, and train adequate numbers of qualified sales and marketing personnel;

●	the costs associated with hiring, training, maintaining, and expanding an effective sales and marketing team; and

●	assuring compliance with government regulatory requirements affecting the healthcare industry in general and our products in particular.

We may seek to establish a network of distributors in selected markets to market, sell and distribute our products. If we fail to select or use appropriate distributors, or if the sales and marketing strategies of such distributors prove ineffective in generating sales of our products, our future revenues would be adversely affected and we might never become profitable.

We may rely on third-party distributors for sales, marketing and distribution activities.

We may rely on third-party distributors to sell, market, and distribute ZanthoSyn and any future products. Because we may rely on third-party distributors for sales, marketing and distribution activities, we may be subject to a number of risks associated with our dependence on these third-party distributors, including:

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

If we fail to establish and maintain satisfactory relationships with third-party distributors, we may be unable to sell, market and distribute our products, our future revenues and market share may not grow as anticipated, and we could be subject to unexpected costs which would harm our results of operations and financial condition. There is no assurance that our sales through GNC stores will continue on terms that are favorable to us or at all.

Commercialization of our products and services will require us to build and maintain sophisticated sales and marketing teams.

We have limited prior experience with commercializing our products. To successfully commercialize our products and services, we will need to establish and maintain sophisticated sales and marketing teams. While we intend to use current Company employees and service providers to lead our marketing efforts, we may choose to expand our marketing and sales team. Experienced sales representatives may be difficult to locate and retain, and all new sales representatives will need to undergo extensive training. There is no assurance that we will be able to recruit and retain sufficiently skilled sales representatives, or that any new sales representatives will ultimately become productive. If we are unable to recruit and retain qualified and productive sales personnel, our ability to commercialize our products and to generate revenues will be impaired, and our business will be harmed.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, contract research organizations, contract manufacturing organizations, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates and to conduct clinical trials for some or all of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, contractors, clinical investigators, vendors and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies, the quality of the preclinical and clinical data that we have generated and the perceived risks specific to developing our product candidates. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our future product candidates. We cannot necessarily control the amount or timing of resources that our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to us. We may experience stoppages in the future. We may not be able to find a sufficient alternative provider in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

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

Our business is to develop and commercialize, among other things, pharmaceutical and consumer health products that provide anti-inflammatory benefits. As a result, we will face an inherent risk of product liability claims. The pharmaceutical industry has been historically litigious. Since our products are to be used in the human body, manufacturing errors, design defects or packaging defects could result in injury or death to the patient. This could result in a recall of one or more of our products and substantial monetary damages. Any product liability claim brought against us, with or without merit, could result in a diversion of our resources, an increase in our product liability insurance premiums and/or an inability to secure coverage in the future. We may also have to pay any amount awarded by a court in excess of our policy limits. In addition, any recall of our products, whether initiated by us or by a regulatory agency, may result in adverse publicity for us that could have a material adverse effect on our business, prospects, financial condition and results of operations. Our product liability insurance policies have various exclusions; therefore, we may be subject to a product liability claim or recall for which we have no insurance coverage. In such a case, we may have to pay the entire amount of the award or costs of the recall. Finally, product liability insurance supplements or renewals may be expensive and may not be available in the future on acceptable terms, or at all.

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

Our business is dependent in part upon our ability to use intellectual property rights to protect our products from competition. To protect our products, we rely on a combination of patent and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with our partners, licensors and other third parties. These methods, however, afford us only limited protection against competition from other products.

We attempt to protect our intellectual property position, in part, by filing patent applications related to our proprietary technology, inventions and improvements that are important to our business. However, our patent position is not likely by itself to prevent others from commercializing products that compete directly with our products. Moreover, we do not have patent protection for certain components of our products and our patent applications can be challenged. In addition, we may fail to receive any patent for which we have applied, and any patent owned by us or issued to us could be challenged, invalidated, or held to be unenforceable. We also note that any patent granted may not provide a competitive advantage to us. Our competitors may independently develop technologies that are substantially similar or superior to our technologies. Further, third parties may design around our patented or proprietary products and technologies.

We rely on certain trade secrets and we may not be able to adequately protect our trade secrets even with contracts with our personnel and third parties. Also, any third party could independently develop and have the right to use, our trade secret, know-how and other proprietary information. If we are unable to protect our intellectual property rights, our business, prospects, financial condition and results of operations could suffer materially.

Our ability to market our products may be impaired by the intellectual property rights of third parties.

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

Our industry is characterized by a large number of patents, patent applications and frequent litigation based on allegations of patent infringement. Competitors may own patents or proprietary rights, or have filed patent applications, related to products that are similar to ours. We may not be aware of all of the patents and pending applications potentially adverse to our interests that may have been issued to others. Moreover, since there may be unpublished patent applications that could result in patents with claims relating to our products, we cannot be sure that our current products will not infringe any patents that might be issued or filed in the future. Based on the litigious nature of our industry and the fact that we may pose a competitive threat to some companies who own or control various patents, we believe it is possible that one or more third parties may assert a patent infringement claim seeking damages or enjoining us from the manufacture or marketing of one or more of our products. Such a lawsuit may have already been filed against us without our knowledge, or may be filed in the near future. If any future claim of infringement against us was successful, we may be required to pay substantial damages, cease the infringing activity or obtain the requisite licenses or rights to use the technology, which may not be available to us on acceptable terms, if at all. Even if we were able to obtain rights to a third party’s intellectual property rights, these rights may be non-exclusive, thereby giving our competitors potential access to the same rights and weakening our market position. Moreover, regardless of the outcome, patent litigation could significantly disrupt our business, divert our management’s attention and consume our financial resources. We cannot predict if or when any third-party patent holder will file suit for patent infringement.

We may be involved in lawsuits or proceedings to protect or enforce our intellectual property rights or to defend against infringement claims, which could be expensive and time consuming.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Interference proceedings conducted by a patent and trademark office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings could result in substantial costs and diversion of resources and management attention. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. In addition, we may be enjoined from marketing one or more of our products if a court finds that such products infringe the intellectual property rights of a third party.

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

Our operating results, including components of operating results, can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

●	the impact of acquisitions;

●	market acceptance of our existing products, as well as products in development;

●	the timing of regulatory approvals;

●	our ability or the ability of third-party distributors to sell, market, and distribute our products;

●	our ability or the ability of our contract manufacturers to manufacture our products efficiently; and

●	the timing of our research and development expenditures.

If we are unable to manage our expected growth, our future revenue and operating results may be adversely affected.

Our anticipated growth is expected to place a significant strain on our management, operational and financial resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. To manage our growth, we will be required to improve existing, and implement new, operational and financial systems, procedures and controls and expand, train and manage our growing employee base. We expect that we may need to increase our management personnel to oversee our expanding operations. Recruiting and retaining qualified individuals can be difficult. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, prospects, financial condition and results of operations could be harmed.

We are highly dependent on our senior management, and if we are not able to retain them or to recruit and retain additional qualified personnel, our business will suffer.

We are highly dependent upon our senior management, including David G. Watumull, our President and Chief Executive Officer, Gilbert M. Rishton, our Chief Science Officer, Timothy J. King, our Vice President, Research, John B. Russell, our Chief Financial Officer, and David M. Watumull, our Vice President, Operations. The loss of services of David G. Watumull or any other member of our senior management could have a material adverse effect on our business, prospects, financial condition and results of operations. We carry a $1 million “key person” life insurance policy on David G. Watumull but do not carry similar insurance for any of our other senior executives.

We may choose to increase our management personnel. For example, we will need to obtain certain additional functional capability, including regulatory, sales, quality assurance and control, either by hiring additional personnel or by outsourcing these functions to qualified third parties. We may not be able to engage these third parties on terms favorable to us. Also, we may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel among companies that operate in our markets. The trend in the pharmaceutical industry of requiring sales and other personnel to enter into non-competition agreements prior to starting employment exacerbates this problem, since personnel who have made such a commitment to their current employers are more difficult to recruit. If we fail to identify, attract, retain and motivate these highly skilled personnel, or if we lose current employees, our business, prospects, financial conditions and results of operations could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain a facility of approximately 738 square feet at 2800 Woodlawn Drive, Honolulu, Hawaii, which is leased on a month-to-month basis. We also maintained a laboratory located in a leased facility of approximately 1,094 square feet at 99-193 Aiea Heights Drive, Aiea, Hawaii, which we vacated in February 2015. We believe that our facility is adequate for our current purposes.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EQUITY Securities.

Market Information

Our shares of common stock are quoted on the OTCQB under the symbol “CDXI.” The high and low bid quotations for our shares of common stock for each full quarterly period within the two most recent fiscal years are:

Quarter Ended	High	Low

March 31, 2015	$0.44	$0.15
June 30, 2015	$0.32	$0.11
September 30, 2015	$0.77	$0.08
December 31, 2015	$0.95	$0.20

March 31, 2016	$0.28	$0.03
June 30, 2016	$0.18	$0.05
September 30, 2016	$0.20	$0.07
December 31, 2016	$0.15	$0.03

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Holders

As of March 27, 2017 there were approximately 450 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted, and our stockholders approved, the Cardax, Inc. 2014 Equity Compensation Plan (the “2014 Plan”), effective as of February 7, 2014. Under such plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 45,420,148 shares of our common stock are reserved for issuance under the 2014 Plan. Options for the purchase of 40,370,291 shares of our common stock have been granted, options for the purchase of 46,357 shares of our common stock have been exercised, and options for the purchase of 3,501,965 shares of our common stock have expired; options for the purchase of 36,821,969 shares of our common stock are outstanding as of March 27, 2017. In addition, an aggregate of 1,703,177 shares of our common stock have been granted under the 2014 Plan. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

Equity Compensation Plan Information

The following table summarizes information as of March 27, 2017 about our outstanding stock options and shares of common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	36,821,969	$0.41	6,848,645
Equity compensation plans not approved by security holders	-	-	-
Total	36,821,969	$0.41	6,848,645

Recent Sales of Unregistered Securities

We issued shares of our common stock in the following transactions:

2017 Unit Offering

We sold securities under a subscription agreement (the “2017-Subscription Agreement”), by and between the Company and an investor (the “2017-Purchaser”), pursuant to which we issued and sold to the 2017-Purchaser units (each a “2017-Unit” and collectively the “2017-Units”) consisting of shares of our common stock and warrants to purchase shares of our common stock.

On March 27, 2017, we sold an aggregate of 416,666 2017-Units for an aggregate purchase price of $50,000. Each 2017-Unit consisted of: (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at $0.12. No placement agent or broker dealer was used or participated in any offering or sale of such 2017-Units.

The foregoing summary of the 2017-Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement. A copy of the 2017-Subscription Agreement is attached as Exhibit 10.27 to this Annual Report on Form 10-K and is incorporated herein by reference.

2016/2017 Unit Offering

We sold securities under separate subscription agreements (each, a “2016/2017-Subscription Agreement”), by and between the Company and investors (each a “2016/2017-Purchaser” and collectively, the “2016/2017-Purchasers”), pursuant to which we issued and sold to the 2016/2017-Purchasers units (each a “2016/2017-Unit” and collectively the “2016/2017-Units”) consisting of shares of our common stock and warrants to purchase shares of our common stock.

During the year ended December 31, 2016 and the first quarter of 2017, we sold an aggregate of 16,250,000 2016/2017-Units for an aggregate purchase price of $1,300,000. Each 2016/2017-Unit consisted of: (i) one share of our common stock, (ii) a five-year warrant to purchase one share of our common stock at $0.08, (iii) a five-year warrant to purchase one share of our common stock at $0.12, and (iv) a five-year warrant to purchase one share of our common stock at $0.16. No placement agent or broker dealer was used or participated in any offering or sale of such 2016/2017-Units.

The foregoing summary of the 2016/2017-Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which was filed with our Quarterly Report on Form 10-Q on May 13, 2016.

Equity Purchase Agreement

On March 7, 2017, we sold 567,644 shares of our common stock at a price of $0.1057 per share pursuant to the equity purchase agreement (the “Equity Purchase Agreement”) with Southridge Partners II LP (“Southridge”), which we previously reported in the Registration Statement on Form S-1 (333-214049) filed on February 8, 2017. Pursuant to the terms of the Equity Purchase Agreement, we have the right, but not the obligation, to sell shares of our common stock to Southridge and Southridge has the right to resell the shares of our common stock.

On July 13, 2016, the date we entered into the Equity Purchase Agreement, we issued 1,500,000 shares of our common stock (the “Initial Shares”) to Southridge, which were not subject to any vesting provisions. Southridge has the right to sell up to 200,000 of the Initial Shares in any calendar month and we have the right to repurchase up to 200,000 shares of our common stock held by Southridge at a price per share equal to $0.067, subject to adjustment for stock splits and similar events.

The foregoing summary of the Equity Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which was attached as an exhibit to the Company’s Current Report on Form 8-K dated July 13, 2016.

The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder.

We may continue to offer securities and may use a placement agent or broker dealer in any such offering. Any future offering of securities may be on the same terms described in this Annual Report on Form 10-K or on other terms.

This Annual Report on Form 10-K does not constitute an offer to sell, or a solicitation to purchase, any of our securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2016, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6. Selected Financial Data.

We are a “smaller reporting company,” and, accordingly, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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

We are devoting substantially all of our present efforts to establishing our business related to the development and commercialization of safe anti-inflammatory dietary supplements and drugs. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the FDA. On August 24, 2016, we launched our first commercial product, ZanthoSyn™. On January 25, 2017, we began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis. ZanthoSyn™ is marketed as a novel astaxanthin dietary supplement with superior absorption and purity. Astaxanthin is a clinically studied ingredient with safe anti-inflammatory activity that supports joint health, cardiovascular health, metabolic health, and liver health. The form of astaxanthin utilized in ZanthoSyn™ has demonstrated excellent safety in peer-reviewed published studies and is designated as GRAS (Generally Recognized as Safe) according to FDA regulations. We are using e-commerce and wholesale as our primary sales channels for ZanthoSyn™ and are leveraging our experience and relationships in the scientific and medical community to market our product. We expect that our initial marketing program will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters. As a second generation product candidate, we are developing CDX-085, our patented astaxanthin derivative, which could reduce the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin. We also plan to pursue pharmaceutical applications of astaxanthin and related compounds.

At present we are not able to estimate if or when we will be able to generate sustained revenues. Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Results of Operations for the Years Ended December 31, 2016 and 2015:

The following table reflects our operating results for the years ended December 31, 2016 and 2015:

Operating Summary	Year ended December 31, 2016	Year ended December 31, 2015	Change
Revenues, net	$35,258	$-	$35,258
Cost of Goods Sold	(14,580)	-	(14,580)
Gross Profit	20,678	-	20,678
Operating Expenses	(1,850,902)	(4,401,100)	2,550,198
Net Operating Loss	(1,830,224)	(4,401,100)	2,570,876
Other Income	46,519	143,225	(96,706)
Net Loss	$(1,783,705)	$(4,257,875)	$2,474,170

Operating Summary

We launched our first commercial product on August 24, 2016. Revenues were $35,258 and $0 for the years ended December 31, 2016 and 2015, respectively. We are using e-commerce and wholesale as our primary sales channels and are leveraging our experience and relationships in the scientific and medical community to market our product. We expect that our initial marketing program will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters. Cost of goods sold was $14,580 and $0 for the years ended December 31, 2016 and 2015, respectively, and included costs of the product, shipping and handling, sales taxes, and merchant fees. Gross profit was $20,678 for the year ended December 31, 2016, which represented a gross profit margin of 59%. On January 25, 2017, we began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis.

Operating expenses were $1,850,902 and $4,401,100 for the years ended December 31, 2016 and 2015, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $525,062 and $1,918,183 in stock based compensation for the years ended December 31, 2016 and 2015, respectively.

Other income was $46,519 and $143,225 for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, other income primarily consisted of a State of Hawaii refundable research and development credit of $47,082. For the year ended December 31, 2015, other income primarily consisted of a change in estimated accrued liabilities of $48,204 and a gain on the sale of assets of $95,000.

Assets and Liabilities

Assets were $750,580 and $852,078 as of December 31, 2016 and 2015, respectively. The decrease was primarily due to a decrease in cash. At December 31, 2016, cash totaled $158,433. Negative working capital of $4,324,049 as of December 31, 2016, was primarily due to accrued payroll and paid time off of $3,510,464, accrued Board of Director fees and related consultation of $418,546, and accounts payable of $657,094, less cash of $158,433. The accrual of payroll and Board of Director fees and related consultation, which occurred from January 2008 to December 2013, was due to significant capital constraints, and was selected in favor of layoffs or furloughs in order to maximize employee and director retention. In 2013 and 2014, the Company initiated repayment on these accrued amounts, utilizing approximately 5% to 10% of proceeds from various financings and plans to continue a structured repayment of the outstanding amounts over time as resources permit.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the years ended December 31, 2016 and 2015, we used cash in operating activities of $1,256,771 and $1,506,237, respectively, and incurred a net loss of $1,783,705 and $4,257,875, respectively.

As of December 31, 2016, we had a U.S. federal income tax net operating loss carryforward of $31,428,904. The net operating losses may be available to offset our future taxable income to the extent permitted under the Internal Revenue Code.

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

In addition to the $1,121,000 raised during the year ended December 31, 2016 and the $289,000 raised in the calendar year-to-date, we intend to raise additional capital that would fund our operations through at least December 31, 2017. We expect to access capital under the previously reported equity purchase agreement, pursuant to which we have the right, but not the obligation, to sell shares of our common stock, as described in our Registration Statement on Form S-1 (333-214049) filed on February 8, 2017. We also may continue to obtain additional financing from investors through the private placement of our common stock and warrants to purchase our common stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

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

During the year ended December 31, 2016 and the first quarter of 2017, we sold securities in a self-directed offering in the aggregate amount of $1,300,000 at $0.08 per unit. Each unit consisted of (i) one share of our common stock, (ii) a five-year warrant to purchase one share of our common stock at $0.08, (iii) a five-year warrant to purchase one share of our common stock at $0.12, and (iv) a five-year warrant to purchase one share of our common stock at $0.16. In aggregate, we issued (i) 16,250,000 shares of our common stock, (ii) warrants to purchase 16,250,000 shares of our common stock at $0.08 per share, (iii) warrants to purchase 16,250,000 shares of our common stock at $0.12 per share, and (iv) warrants to purchase 16,250,000 shares of our common stock at $0.16 per share.

On March 27, 2017, we sold securities in a self-directed offering in the aggregate amount of $50,000 at $0.12 per unit. Each unit consisted of (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at $0.12. In aggregate, we issued (i) 416,666 shares of our common stock, and (ii) warrants to purchase 416,666 shares of our common stock at $0.12 per share.

On July 13, 2016, we entered into an Equity Purchase Agreement with Southridge. Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of our common stock over the course of twenty-four (24) months commencing on February 9, 2017, the effective date of our registration statement pursuant to the registration rights agreement. The price that we may specify in any exercise of a Put Right will be determined by calculating a 12% discount to the lowest closing bid price—subject to a pre-designated floor—during a ten trading day period following delivery of a notice of the exercise of our Put Right to Southridge.

As a result of the foregoing, management believes that that the Company should have sufficient sources of liquidity to satisfy its obligations for at least the next 12 months. To the extent our cash and cash equivalents, cash flow from operating activities, and net proceeds from the issuance of our common stock pursuant to the Equity Purchase Agreement are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of, or investments in, businesses, services or technologies. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Year ended December 31, 2016	Year ended December 31, 2015
Net Cash Used in Operating Activities	$(1,256,771)	$(1,506,237)
Net Cash Used in Investing Activities	(29,206)	(12,049)
Net Cash Provided by Financing Activities	1,121,000	1,806,000
Net Cash Increase (Decrease) for Period	(164,977)	287,714
Cash at Beginning of Year	323,410	35,696
Cash at End of Year	$158,433	$323,410

Cash Flows from Operating Activities

During the years ended December 31, 2016 and 2015, our operating activities primarily consisted of payments or accruals for employees, directors, and consultants for services related to research and development, administration, and sales and marketing.

Cash Flows from Investing Activities

During the years ended December 31, 2016 and 2015, our investing activities were primarily related to proceeds from the sale of equipment and capitalization of patent costs.

Cash Flows from Financing Activities

During the years ended December 31, 2016 and 2015, our financing activities primarily consisted of various transactions in which we raised proceeds through the issuance of common stock. Because of the nature of our business, capital is required to support research and development costs as well as normal operating costs.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, related to revenue recognition. The underlying principle of this ASU is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This ASU also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU No. 2014-09 provides alternative methods of initial adoption. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

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

Three ASUs were issued in 2016 that affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, and are effective upon adoption of ASU No. 2014-09. The Company is currently evaluating the impact the new revenue recognition guidance will have on its Financial Statements, including the following ASUs:

●	In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.

●	In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. This ASU clarifies the following two aspects of ASU No. 2014-09: identifying performance obligations and licensing implementation guidance. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosures to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows are also required.

●	In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU makes narrow-scope amendments to ASU No. 2014-09, Revenue from Contracts with Customers, and provides practical expedients to simplify the transition to the new standard and to clarify certain aspects of the standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, that requires inventory not measured using either the last in, first out (“LIFO”) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance in ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

The amendments of ASU No. 2015-17 require that a statement of cash flow explain the change during a period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance in ASU No. 2016-18 is effective for the Company’s fiscal years beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact the new statement of cash flow guidance will have on its Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires management to recognize lease assets and lease liabilities for all leases. ASU No. 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous U.S. GAAP. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. This ASU was issued as part of the FASB’s simplification initiative focused on improving areas of U.S. GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). This ASU was issued as part of the FASB’s simplification initiative focused on improving areas of U.S. GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU No. 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be presented net and classified as noncurrent in a classified statement of financial position. The guidance in ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow (Topic 23). The amendments of ASU No. 2016-18 require that a statement of cash flow explain the change during a period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance of ASU No. 2016-18 is effective for the Company’s fiscal years beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact the new statement of cash flow guidance will have on its Financial Statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
George W. Bickerstaff, III	61	Chairman of the Board of Directors
David G. Watumull	67	President, Chief Executive Officer, and Director
Terence A. Kelly, Ph.D.	55	Director
Michele Galen	60	Director
John B. Russell	44	Chief Financial Officer and Treasurer
Richard M. Morris	56	Secretary
David M. Watumull	35	Vice President, Operations, Assistant Treasurer, and Assistant Secretary

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

Terence A. Kelly, Ph.D. has served as a Director since June 16, 2014. Dr. Kelly has over 20 years of experience as a scientist and executive in the pharmaceutical industry starting as a medicinal chemist in 1990. Dr. Kelly is currently the President and Chief Executive Officer of CoMentis, Inc. and a founder of Kelly Pharma Research Consulting, LLC. From 1990 to 2009, Dr. Kelly served in various scientific and executive positions at Boehringer Ingelheim, where after a successful early career developing LFA-1 antagonists, he led its US-based medicinal chemistry department, which included 145 scientists in the high throughput screening, computational chemistry, structural biology, combinatorial chemistry and medicinal chemistry groups. Dr. Kelly holds a B.S. degree in Chemistry at Rensselaer Polytechnic Institute (1982) and a Ph.D. degree in Chemistry at the University of Texas at Austin (1988). He completed postdoctoral work in natural products synthesis at Yale University (1988-1990) and holds an MBA from New York University, Stern School of Business (1998). Dr. Kelly is the co-author of over 25 scientific publications and serves on the College of Natural Sciences Advisory Council for the University of Texas. Dr. Kelly’s scientific training and his track record of delivering high quality compounds into advanced clinical studies provide valuable skills and knowledge to our Board.

Michele Galen has served as a Director since January 4, 2017. Ms. Galen serves as a strategic advisor and board member across pharmaceuticals, biotechnology, health start-ups and global health, drawing on her broad experience in global business, communications, law and journalism. From June 2016 to present, Ms. Galen has led an independent consultancy, Michele Galen LLC. From April 2015 to June 2016, Ms. Galen served as Global Head, Communications and Public Affairs, for Shire plc, a biotechnology company, where she served as the lead communications and public affairs advisor on the successful $32 billion acquisition and integration of Baxalta. From February 2015 to March 2015, Ms. Galen led an independent consultancy, Michele Galen LLC. From May 2014 to January 2015, Ms. Galen served as a senior advisor to Novartis AG. From February 2012 to May 2014, Ms. Galen led Global Communications for Novartis AG, based in Basel, Switzerland. From February 2010 to February 2012, Ms. Galen served as Vice President and Global Head of Communications & Patient Advocacy for Novartis Pharma AG. From October 2003 to February 2010, Ms. Galen served as Vice President and Global Head, Oncology Affairs for Novartis Pharma AG. From February 2001 to October 2003, Ms. Galen served as Vice President, Corporate Communications for Novartis Pharmaceuticals Corporation. Earlier in her career, Ms. Galen was a Managing Director in the global public relations firm Burson-Marsteller. There, she co-founded the Organizational Change Communications practice. She is an award-winning journalist, and worked as Legal Editor and Social Issues Editor at Business Week magazine. Ms. Galen is a member of the New York State Bar and practiced law at Stroock, Stroock & Lavan LLP, and Skadden, Arps, Slate, Meagher & Flom LLP. Ms. Galen currently serves on the inaugural board of directors of Global Oncology, and on the advisory board of MK&A, a global healthcare consultancy firm. Formerly, she served as a pro bono advisor to the UNICEF Office of Public Advocacy, and on the boards of the Global Health Council and Stupid Cancer. Ms. Galen received a B.A. from George Washington University, M.S. from the Columbia University Graduate School of Journalism, and J.D. from New York University School of Law. She also completed the External Executive Coaching Intensive at Columbia University. Ms. Galen’s broad pharmaceutical, biotechnology, and healthcare background provide valuable skills and knowledge to our Board.

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

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

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

Item 11. Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to David G. Watumull, our Chief Executive Officer, Nicholas Mitsakos, our former Executive Chairman of the Board, and David M. Watumull, our Vice President, Operations, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2015 and 2016. These three executive officers are referred to as the “named executive officers” throughout this Annual Report on Form 10-K. In addition, the following sets forth information with respect to the compensation awarded or paid to our two highest compensated individuals not serving as executive officers, Gilbert M. Rishton, our Chief Science Officer, and Timothy J. King, our Vice President, Research, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2015 and 2016.

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the two fiscal years ended December 31, 2015 and 2016, which includes cash compensation, stock options awarded in lieu of cash compensation, and all other compensation:

Name	Year	Cash Comp.(1)		Stock Options in Lieu of Cash Comp.(2)		All Other Comp.(3)	Total
David G. Watumull	2015	$88,807	(4)	$205,424		$16,151	$310,382
Chief Executive Officer	2016	$48,682	(5)	$46,463		$8,935	$104,080

Nicholas Mitsakos	2015	$9,230	(6)	$167,885	(6)	$-	$177,115
Former Executive Chairman	2016	$-		$37,500	(7)	$-	$37,500

David M. Watumull	2015	$63,230		$113,308		$5,917	$182,455
Vice President, Operations	2016	$55,718	(8)	$33,771		$3,736	$93,225

Gilbert M. Rishton	2015	$72,461		$135,232		$526	$208,219
Chief Science Officer	2016	$27,003	(9)	$40,694		$167	$67,864

Timothy J. King	2015	$63,230		$113,308		$281	$176,819
Vice President, Research	2016	$45,146	(10)	$33,771		$-	$78,917

(1)	The amounts disclosed refer to cash compensation.

(2)	The amounts disclosed refer to stock options awarded in lieu of cash compensation.

(3)	The amounts disclosed refer to imputed income in connection with certain benefits and/or insurance premiums paid in lieu of additional cash compensation.

(4)	The annual salary of Mr. David G. Watumull was decreased to $225,000 effective April 2015.

(5)	On March 28, 2016, Mr. David G. Watumull was furloughed and agreed to continue service as Chief Executive Officer for cash compensation equal to the minimum wage. On September 6, 2016, the compensation arrangement of Mr. David G. Watumull was amended so that, effective September 8, 2016, he would receive bi-weekly compensation equal to $4,327.

(6)	The annual compensation of Mr. Mitsakos as the former Executive Chairman was decreased to $150,000 effective April 2015, payable quarterly in arrears in the form of equity.

(7)	Mr. Mitsakos agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company. Effective August 12, 2016, we accepted the request for a leave of absence and resignation by Mr. Mitsakos as Executive Chairman and member of the Board of Directors.

(8)	On March 28, 2016, Mr. David M. Watumull was furloughed and agreed to continue service as Vice President, Operations for cash compensation equal to the minimum wage. On June 3, 2016, the compensation arrangement of David M. Watumull was amended so that, effective May 30, 2016, he would receive bi-weekly compensation equal to $3,269.

(9)	On March 28, 2016, Mr. Rishton was furloughed and would from time to time be re-engaged to the extent his services are required at cash compensation equal to the hourly minimum wage. On September 6, 2016, the compensation arrangement of Mr. Rishton was amended so that, effective September 8, 2016, he would receive bi-weekly compensation equal to $1,923.

(10)	On March 28, 2016, Mr. King was furloughed and would from time to time be re-engaged to the extent his services were required at cash compensation equal to the hourly minimum wage. On June 3, 2016, the compensation arrangement of Mr. King was amended so that, effective May 30, 2016, he would receive bi-weekly compensation equal to $1,635. On September 6, 2016, the compensation arrangement of Mr. King was amended so that, effective September 8, 2016, he would receive bi-weekly compensation equal to $3,269.

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2016

The following table sets forth information regarding outstanding option awards to our named executive officers as of December 31, 2016:

	Option awards(1)(2)
Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
David G. Watumull	1,750,588		-	-	$0.155	February 7, 2024
David G. Watumull	4,941,845		-	-	$0.625	February 7, 2024
David G. Watumull	468,498	(3)	-	-	$0.32	June 30, 2020
David G. Watumull	390,686	(3)	-	-	$0.20	June 30, 2020
David G. Watumull	89,523	(3)	-	-	$0.49	September 30, 2020
David G. Watumull	137,675	(3)	-	-	$0.27	December 31, 2020
David G. Watumull	774,385	(3)	-	-	$0.06	March 31, 2021

Nicholas Mitsakos	1,496,700		-	-	$0.155	February 7, 2024
Nicholas Mitsakos	2,762,121		-	-	$0.625	February 7, 2024
Nicholas Mitsakos	263,736	(3)	-	-	$0.32	June 30, 2020
Nicholas Mitsakos	288,462	(3)	-	-	$0.20	June 30, 2020
Nicholas Mitsakos	129,310	(3)	-	-	$0.49	September 30, 2020
Nicholas Mitsakos	170,455	(3)	-	-	$0.27	December 31, 2020
Nicholas Mitsakos	625,000	(3)	-	-	$0.06	March 31, 2021

David M. Watumull	45,058		-	-	$0.155	February 7, 2024
David M. Watumull	2,388,554		-	-	$0.625	February 7, 2024
David M. Watumull	160,806	(3)	-	-	$0.32	June 30, 2020
David M. Watumull	284,917	(3)	-	-	$0.20	June 30, 2020
David M. Watumull	67,639	(3)	-	-	$0.49	September 30, 2020
David M. Watumull	104,021	(3)	-	-	$0.27	December 31, 2020
David M. Watumull	562,846	(3)	-	-	$0.06	March 31, 2021

(1)	The type of securities underlying all outstanding option awards is our common stock.

(2)	None of our named executive officers have received stock awards.

(3)	Stock options awarded in lieu of cash compensation.

Compensation of Directors

Mr. Mitsakos, our former Executive Chairman of the Board, received compensation for his services as a director as set forth under “Compensation of Executive Officers.”

The following table sets forth information regarding each element of compensation that we paid or awarded to our current independent directors for the two fiscal years ended December 31, 2015 and 2016:

Name	Year	Cash Comp.	Equity Awards		Total
George W. Bickerstaff, III	2015	$-	$58,333	(1)	$58,333
George W. Bickerstaff, III	2016	$-	$41,667	(2)	$41,667

Terence A. Kelly	2015	$-	$58,333	(3)	$58,333
Terence A. Kelly	2016	$-	$41,667	(4)	$41,667

(1)	The amount disclosed represents compensation recognized in 2015 for stock awarded in connection with services provided by Mr. Bickerstaff as an independent director.

(2)	The amount disclosed represents compensation recognized in 2016 for stock awarded in connection with services provided by Mr. Bickerstaff as an independent director. Effective April 1, 2016, Mr. Bickerstaff agreed to suspend any additional equity compensation, until otherwise agreed by the Company. On September 6, 2016, the compensation arrangement of Mr. Bickerstaff was amended so that effective September 30, 2016, he would each receive quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock based on the higher of the then current market price or $0.15 per share, with such compensation prorated for one of three months for the quarter ended September 30, 2016.

(3)	The amount disclosed represents compensation recognized in 2015 for stock awarded in connection with services provided by Dr. Kelly as an independent director.

(4)	The amount disclosed represents compensation recognized in 2016 for stock options awarded in connection with services provided by Dr. Kelly as an independent director. Effective April 1, 2016, Dr. Kelly agreed to suspend any additional equity compensation, until otherwise agreed by the Company. On September 6, 2016, the compensation arrangement of Dr. Kelly was amended so that effective September 30, 2016, he would each receive quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock based on the higher of the then current market price or $0.15 per share, with such compensation prorated for one of three months for the quarter ended September 30, 2016.

The following table sets forth information regarding each element of compensation that we paid or awarded to our former independent directors for the two fiscal years ended December 31, 2015 and 2016:

Name	Year	Cash Comp.	Stock Awards		Total
Frank C. Herringer(1)	2015	$-	$23,787	(1)	$23,787

Tamar D. Howson(3)	2015	$-	$-		$-

(1)	Mr. Herringer’s service as our independent director ended in 2015.

(2)	The amount disclosed represents compensation recognized in 2015 for stock awarded in connection with continued services provided by Mr. Herringer as an independent director. The shares of common stock were subject to a risk of forfeiture and vested quarterly in arrears commencing on June 1, 2014.

(3)	Ms. Howson’s service as our independent director ended in 2015.

Outstanding Equity Awards to Directors at Fiscal Year-End 2016

Mr. Mitsakos, our former Executive Chairman of the Board, received option awards for his services as a director as set forth under “Outstanding Equity Awards to Directors at Fiscal Year-End 2016.”

The following table sets forth information regarding outstanding equity awards to our independent directors as of December 31, 2016:

	Stock awards(1)	Option awards (2)
Name	Number of securities awarded	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
George W. Bickerstaff, III	895,564	-	-	-	$-	-

Terence A. Kelly	411,163		-	-	$-	-
Terence A. Kelly	-	416,667	-	-	$0.06	March 31, 2021
Terence A. Kelly	-	27,778	-	-	$0.15	September 30, 2021
Terence A. Kelly	-	83,333	-	-	$0.15	December 31, 2021

(1)	All shares are fully vested.

(2)	The type of securities underlying all outstanding option awards is our common stock.

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

On June 30, 2015, the compensation arrangement with Mr. Mitsakos was amended so that, effective April 1, 2015, Mr. Mitsakos would receive an aggregate annual compensation equal to $150,000, payable quarterly, in arrears, in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan. In addition, the amount of the unpaid cash compensation that accrued during the first and second quarters of 2015 was paid with non-qualified stock options under the 2014 Plan. Effective August 12, 2016, we accepted the request for a leave of absence and resignation by Mr. Mitsakos as Executive Chairman and member of the Board of Directors.

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

On June 3, 2016, the compensation arrangement of David M. Watumull was amended so that, effective May 30, 2016, he would receive bi-weekly compensation equal to $3,269 and the compensation arrangement of Timothy J. King was amended so that, effective May 30, 2016, he would receive bi-weekly compensation equal to $1,635.

On September 6, 2016, the compensation arrangements of certain officers were amended so that effective September 8, 2016, (i) David G. Watumull would receive bi-weekly compensation equal to $4,327, (ii) Gilbert M. Rishton would receive bi-weekly compensation equal to $1,923, and (iii) Timothy J. King would receive bi-weekly compensation equal to $3,269.

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

2014 Equity Compensation Plan

Our 2014 Plan is administered by our compensation committee. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The issuance of awards under the 2014 Plan is at the discretion of our compensation committee, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under the 2014 Plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries. An aggregate of 45,420,148 shares of our common stock have been reserved for issuance under the 2014 Plan, which is subject to adjustment as described in such plan. As of March 27, 2017, there are 6,848,645 shares of common stock available for future awards under the 2014 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding our 2014 Plan is outlined above in Item 5 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the ownership of our common stock as of March 27, 2017 for:

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

Name	Amount of Beneficial Ownership of Common Stock		Percent of Common Stock(1)
Directors and Executive Officers
George W. Bickerstaff, III(2)	895,564	(3)	1.0%
Terence A. Kelly, Ph.D.(4)	938,941	(5)	1.1%
Michele Galen(6)	-		0.0%
David G. Watumull(7)	9,012,364	(8)	9.3%
David M. Watumull(9)	3,613,841	(10)	3.9%
John B. Russell(11)	331,997	(12)	0.4%
All directors and executive officers as a group (6 persons)	14,792,707		14.6%

Beneficial Owner of 5% or more
Nicholas Mitsakos(13)	7,566,266	(14)	8.0%

(1)	Based on 88,290,519 shares of common stock issued and outstanding as of March 27, 2017.

(2)	The address of Mr. George W. Bickerstaff, III is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Bickerstaff is the current Chairman of our Board of Directors.

(3)	Represents 895,564 shares of common stock.

(4)	The address of Dr. Terence A. Kelly is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Dr. Kelly is a member of our Board of Directors.

(5)	Represents (a) 411,163 shares of common stock, (b) 416,667 shares of common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable, at an exercise price of $0.06 per share, and (c) 111,111 shares of common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable, at an exercise price of $0.15 per share.

(6)	The address of Ms. Michele Galen is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Ms. Galen is a member of our Board of Directors.

(7)	The address of Mr. David G. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David G. Watumull is our President, CEO, and a member of our Board of Directors.

(8)	Represents (a) 1,750,588 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.155 per share, (b) 4,941,845 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.625 per share, (c) 468,498 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.32 per share, (d) 390,686 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.20 per share, (e) 89,523 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.49 per share, (f) 137,675 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.27 per share, (g) 774,385 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.06 per share, (h) 408,172 shares of common stock issued in the Holdings Merger, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, and (i) 50,992 shares of common stock issuable upon exercise of a certain warrant issued in the Holdings Merger at an exercise price of $0.981 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust.

(9)	The address of Mr. David M. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David M. Watumull is our Vice President, Operations.

(10)	Represents (a) 45,058 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.155 per share, (b) 2,388,554 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.625 per share, (c) 160,806 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.32 per share, (d) 284,917 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.20 per share, (e) 67,639 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.49 per share, (f) 104,021 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.27 per share, and (g) 562,846 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.06 per share.

(11)	The address of Mr. John B. Russell is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Russell is our Chief Financial Officer.

(12)	Represents (a) 59,835 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.32 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (b) 62,424 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.20 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (c) 18,956 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.49 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (d) 24,988 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.27 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, and (e) 165,794 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.06 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC.

(13)	The address of Mr. Nicholas Mitsakos is One Ferry Building, Suite 255, San Francisco, CA 94111. Effective August 12, 2016, we accepted the request for a leave of absence and resignation by Mr. Mitsakos as Executive Chairman and member of the Board of Directors.

(14)	Represents (a) 1,496,700 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.155 per share, (b) 2,762,121 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.625 per share, (c) 263,736 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.32 per share, (d) 288,462 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.20 per share, (e) 129,310 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.49 per share, (f) 170,455 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.27 per share, (g) 625,000 shares of common stock issuable upon exercise by Mr. Mitsakos of options that are presently exercisable, at an exercise price of $0.06 per share, (h) 219,335 shares of common stock, which may be deemed to be beneficially owned by Mr. Mitsakos as the sole owner, Chairman and CEO of Arcadia Holdings, Inc., the owner of such shares, (i) 219,335 shares of common stock issuable upon exercise by Arcadia Holdings, Inc. of warrants that are presently exercisable, at an exercise price of $0.625 per share, and which may be deemed to be beneficially owned by Mr. Mitsakos, (j) 1,201,242 shares of common stock issued in the Holdings Merger to Arcadia Holdings, Inc., which Mr. Mitsakos may be deemed to beneficially own as the Chairman and CEO of Arcadia Holdings, Inc., and (k) 190,570 shares of common stock issued in the Holdings Merger.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On June 30, 2015, we entered into an agreement with George W. Bickerstaff, III and Terence A. Kelly, Ph.D. that provided for the annual compensation of each independent director equal to $100,000, payable quarterly in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan. In addition, each independent director received a grant of 55,556 shares of our common stock for compensation during June 2015. On September 30, 2015, each independent director received a grant of 73,529 shares of our common stock pursuant to the agreement. On December 31, 2015, each independent director received a grant of 100,000 shares of our common stock pursuant to the agreement. On March 31, 2016, George W. Bickerstaff, III received 357,143 shares of our common stock pursuant to the agreement, and Terence A. Kelly, Ph.D. received an option to purchase 416,667 shares of our common stock at an exercise price of $0.06 per share pursuant to the agreement. In addition, each of the directors agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company. On September 6, 2016, the compensation arrangements of the independent directors of the Company were amended so that effective September 30, 2016, they will each receive quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of the Company’s common stock under the Cardax, Inc. 2014 Equity Compensation Plan based on the higher of the then current market price or $0.15 per share, with such compensation prorated for one of three months for the quarter ended September 30, 2016. On September 30, 2016, George W. Bickerstaff, III received 27,778 shares of our common stock pursuant to the agreement, and Terence A. Kelly, Ph.D. received an option to purchase 27,778 shares of our common stock at an exercise price of $0.15 per share pursuant to the agreement. On December 31, 2016, George W. Bickerstaff, III received 83,333 shares of our common stock pursuant to the agreement, and Terence A. Kelly, Ph.D. received an option to purchase 83,333 shares of our common stock at an exercise price of $0.15 per share pursuant to the agreement.

On January 4, 2017, our Board of Directors elected Michele Galen to serve as an independent director until our next annual meeting of stockholders. Ms. Galen will receive quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the Cardax, Inc. 2014 Equity Compensation Plan based on the higher of the then current market price or $0.15 per share. Such compensation is subject to adjustment commensurate with any adjustment of compensation for our other independent directors.

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

Director Independence

George W. Bickerstaff, III, Terence A. Kelly, Ph.D., and Michele Galen are our independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Item 14. Principal Accounting Fees and Services.

We engaged KBL, LLP as our independent registered public accounting firm for the years ended December 31, 2016 and 2015. The table below sets forth the aggregate fees billed for fiscal years ended December 31, 2016 and 2015 for professional services rendered by KBL, LLP for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

	Fiscal Year Ended December 31, 2016		Fiscal Year Ended December 31, 2015
Audit Fees(1)	$62,500	*	$67,500	*
Audit-Related Fees(2)	$-		$-
Tax Fees(3)	$-		$-
All Other Fees(4)	$-		$-
Total	$62,500		$67,500

*	The amounts of audit fees disclosed for our fiscal years ended December 31, 2016 and 2015 represent the aggregate audit fees billed during 2016 and 2015, respectively. The amount billed in 2016 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2015 and the review of our interim financial statements in 2016. The amount billed in 2015 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2014 and the review of our interim financial statements in 2015.
(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported “Audit Fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax advice, and tax planning.
(4)	All other fees consist of fees billed for products and services provided by our principal accountants, other than for products and services reported above.

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

(c) Exhibits

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of November 27, 2013, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.2(2)	First Amendment to the Agreement and Plan of Merger, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.3(3)	Second Amendment to the Agreement and Plan of Merger, dated as of February 7, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.4(4)	Amended and Restated Agreement and Plan of Merger, dated as of November 24, 2015 by and among Cardax Pharmaceuticals, Inc. and Cardax, Inc.

3.1(2)	Certificate of Incorporation, as amended, of Cardax, Inc.

3.2(2)	Amended and Restated Bylaws of Cardax, Inc.

4.1(3)	Form of specimen certificate representing Common Stock of Cardax, Inc.

4.2(3)	Form of Class A Warrant

4.3(3)	Form of Noteholder Warrant

4.4(3)	Form of Placement Agent Warrant

4.5(3)	Form of Financial Consultant Warrant

4.6(3)	Form of Warrant issued to JLS Ventures, LLC

10.1(2)	Cardax, Inc. 2014 Equity Compensation Plan

10.2(3)	Form of Stock Option Agreement under the 2014 Equity Compensation Plan

10.3(3)	Form of Notice of Stock Option Grant under the 2014 Equity Compensation Plan

10.4(3)	Form of Notice of Stock Option Grant In Substitution of Stock Option Grant under the Cardax Pharmaceuticals, Inc. 2006 Equity Compensation Plan

10.5(2)	Stock Purchase Agreement, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

10.6(3)	Spin-off Agreement, dated as of February 7, 2014, between Koffee Korner Inc. and Nazneen D’Silva

10.7(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David G. Watumull

10.8(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David M. Watumull

10.9(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Gilbert M. Rishton

10.10(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Timothy J. King

10.11(3)	Agreement for Services as the Executive Chairman dated February 7, 2014, by and between Cardax, Inc. and Nicholas Mitsakos

10.12(5)	Form of Indemnification Agreement

10.13(5)	Form of Independent Board of Directors Agreement

10.14(6)	Joint Development and Supply Agreement effective on November 15, 2006, by and between BASF Aktiengesellschaft and Cardax Pharmaceuticals, Inc., as amended by Amendment No. 1 to Joint Development and Supply Agreement effective on April 15, 2007

10.15(7)	Collaboration Agreement, dated as of August 18, 2014, by and between Capsugel US, LLC and its affiliates and Cardax, Inc. and its affiliates

10.16(8)	Form of Registration Rights Agreement

10.17(8)	Form of Subscription Agreement

10.18(8)	Form of Class D Warrant

10.19(8)	Form of Class E Warrant

10.20(9)	Supplement to Agreement of the Executive Chairman

10.21(9)	Independent Directors’ Compensation Agreement

10.22(9)	Supplement to Senior Executive Employment Agreement of David G. Watumull

10.23(9)	Payment Deferral and Acceptance Agreement of JBR Business Solutions, LLC

10.24(9)	Form of Payment Deferral and Acceptance Agreement

10.25(10)	Form of Subscription Agreement

10.26(11)	Form of Equity Purchase Agreement

10.27(12)	Form of Subscription Agreement

21.1(3)	Subsidiaries of Cardax, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed November 29, 2013.

(2)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed January 14, 2014.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed February 10, 2014.

(4)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed November 24, 2015.

(5)	Filed as an exhibit to the Amendment No. 1 to Registration Statement on Form S-1 of the Company dated September 2, 2014.

(6)	Filed as an exhibit to the Current Report on Form 8-K/A of the Company dated April 16, 2014. Confidential treatment has been requested for this exhibit, and confidential portions have been filed separately with the SEC.

(7)	Filed as an exhibit to the Amendment No. 3 to Registration Statement on Form S-1 of the Company dated November 26, 2014. Confidential treatment has been requested for this exhibit, and confidential portions have been filed separately with the SEC.

(8)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed March 9, 2015.

(9)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed July 7, 2015.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed May 13, 2016.

(11)	Filed as an exhibit to the Current Report on Form 8-K of the Company dated July 13, 2016.

(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2017

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Watumull	President, Chief Executive Officer, and Director	March 31, 2017
David G. Watumull

/s/ John B. Russell	Chief Financial Officer and Treasurer	March 31, 2017
John B. Russell

/s/ George W. Bickerstaff, III	Chairman	March 31, 2017
George W. Bickerstaff, III

/s/ Terence A. Kelly	Director	March 31, 2017
Terence A. Kelly, Ph.D.

/s/ Michele Galen	Director	March 31, 2017
Michele Galen

Consolidated Financial Statements

Cardax, Inc., and Subsidiary

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cardax, Inc. and Subsidiary

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Cardax, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardax, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of its consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing to continue the development and commercialization of their products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

March 30, 2017

Cardax, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2016	2015
ASSETS

CURRENT ASSETS
Cash	$158,433	$323,410
Inventory	10,827	-
Deposits and other assets	122,876	87,715
Prepaid expenses	19,919	2,533

Total current assets	312,055	413,658

PROPERTY AND EQUIPMENT, net	7,755	13,923

INTANGIBLE ASSETS, net	430,770	424,497

TOTAL ASSETS	750,580	852,078

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	3,510,464	3,468,610
Accounts payable and accrued expenses	657,094	662,803
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,636,104	4,599,959

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,636,104	4,599,959

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 85,068,709 and 69,087,955 shares issued and outstanding as of December 31, 2016 and 2015, respectively	85,069	69,088
Additional paid-in-capital	51,963,269	50,333,188
Accumulated deficit	(55,933,862)	(54,150,157)

Total stockholders’ deficit	(3,885,524)	(3,747,881)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$750,580	$852,078

The accompanying notes are an integral part of this consolidated financial statement.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2016	2015
REVENUES, net	$35,258	$-

COST OF GOODS SOLD	14,580	-

GROSS PROFIT	20,678	-

OPERATING EXPENSES:
General and administrative expenses	831,673	1,008,755
Stock based compensation	525,062	1,918,183
Research and development	347,885	491,829
Sales and marketing	117,181	-
Depreciation and amortization	29,101	23,758
Inventory impairment	-	958,575

Total operating expenses	1,850,902	4,401,100

Loss from operations	(1,830,224)	(4,401,100)

OTHER INCOME (EXPENSES):
Other income	47,082	48,204
Interest income	2,362	2,355
Interest expense	(2,925)	(2,334)
Gain on sale of assets	-	95,000

Total other income (expenses)	46,519	143,225

Loss before the provision for income taxes	(1,783,705)	(4,257,875)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,783,705)	$(4,257,875)

NET LOSS PER SHARE
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	76,227,524	66,873,761
Diluted	76,227,524	66,873,761

The accompanying notes are an integral part of this consolidated financial statement.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2015 and 2016

	Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Paid-In-Capital	Compensation	Deficit	Total
Balance at January 1, 2015	63,885,930	$63,886	$46,908,249	$(294,264)	$(49,892,282)	$(3,214,411)

Effect of merger with Cardax Pharmaceuticals, Inc.	(1,402,426)	(1,402)	1,402	-	-	-

Restricted stock issuances	6,020,725	6,021	1,800,201	-	-	1,806,222

Common stock grants to independent directors	458,170	458	116,209	-	-	116,667

Common stock grants to investor relations	100,000	100	44,900	-	-	45,000

Deferred compensation	-	-	-	294,264	-	294,264

Stock based compensation - options	-	-	1,409,592	-	-	1,409,592

Stock based compensation - warrants	-	-	48,700	-	-	48,700

Stock option exercise	25,556	25	3,935	-	-	3,960

Net loss	-	-	-	-	(4,257,875)	(4,257,875)

Balance at December 31, 2015	69,087,955	$69,088	$50,333,188	$-	$(54,150,157)	$(3,747,881)

Common stock grants to independent directors	468,254	468	41,198	-	-	41,666

Common stock grant to institutional investor	1,500,000	1,500	105,000	-	-	106,500

Restricted stock issuances	14,012,500	14,013	1,106,987	-	-	1,121,000

Stock based compensation - options	-	-	376,896	-	-	376,896

Net loss	-	-	-	-	(1,783,705)	(1,783,705)

Balance at December 31, 2016	85,068,709	$85,069	$51,963,269	$-	$(55,933,862)	$(3,885,524)

The accompanying notes are an integral part of this consolidated financial statement.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,783,705)	$(4,257,875)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	29,101	23,758
Stock based compensation	230,833	708,059
Gain on sale of assets	-	(95,000)
Changes in assets and liabilities:
Inventory	(10,827)	5,114
Deposits and other assets	(35,161)	17,329
Prepaid expenses	(17,386)	-
Accrued payroll and payroll related expenses	269,638	1,122,773
Accounts payable and accrued expenses	60,736	10,808
Accrued interest	-	222

Net cash used in operating activities	(1,256,771)	(1,506,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	10,000
Increase in patents	(29,206)	(22,049)

Net cash used in investing activities	(29,206)	(12,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,121,000	1,776,000
Proceeds from the issuances of notes payable	-	30,000

Net cash provided by financing activities	1,121,000	1,806,000

NET (DECREASE) INCREASE IN CASH	(164,977)	287,714

CASH AT THE BEGINNING OF THE YEAR	323,410	35,696

CASH AT THE END OF THE YEAR	$158,433	$323,410

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into common stock	$-	$30,222
Conversion of accrued payroll and payroll related expenses into stock options	$227,784	$830,545
Conversion of accounts payable into stock options	$66,445	$379,579
Effect of merger with Cardax Pharmaceuticals, Inc.	$-	$1,402

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$2,925	$2,112
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of this consolidated financial statement.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY BACKGROUND

Cardax Pharmaceuticals, Inc. (“Holdings”) was incorporated in the State of Delaware on March 23, 2006.

In May of 2006, Hawaii Biotech, Inc. (“HBI”), contributed its anti-inflammatory, small molecule line of business into Holdings. Holdings issued (i) 9,447,100 shares of common stock of Holdings, (ii) 14,440,920 shares of Series A preferred stock of Holdings, (iii) 11,113,544 shares of Series B preferred stock of Holdings, and (iv) 13,859,324 shares of Series C preferred stock of Holdings to HBI, in exchange for the assets and liabilities contributed to Holdings. The above shares were then distributed by HBI to its shareholders. An additional 704,225 shares of Series C preferred stock were issued as part of the initial capitalization of Holdings. On January 30, 2007, all outstanding shares of Series A, B, and C preferred stock were converted into shares of Series A preferred stock.

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

The Company is engaged in the development, marketing, and distribution of consumer health products in the United States. On August 24, 2016, the Company launched its first commercial product, ZanthoSyn™. On January 25, 2017, the Company began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis. ZanthoSyn™ is marketed as a novel astaxanthin dietary supplement with superior absorption and purity. Astaxanthin is a clinically studied ingredient with safe anti-inflammatory activity that supports joint health, cardiovascular health, metabolic health, and liver health. As a second generation product candidate, the Company is developing CDX-085, its patented astaxanthin derivative, which could reduce the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin. The Company also plans to pursue pharmaceutical applications of astaxanthin and related compounds.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

Going concern matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,783,705 and $4,257,875 for the years ended December 31, 2016 and 2015, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $55,933,862 as of December 31, 2016, and has had negative cash flows from operating activities since inception. The Company expects that its initial marketing program for ZanthoSyn™ will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters, and anticipates further losses in the development of its business. As a result of these and other factors, the Company’s independent registered public accounting firm has determined there is substantial doubt about the Company’s ability to continue as a going concern.

In addition to the $1,121,000 raised during the year ended December 31, 2016 and the $289,000 raised in the calendar year-to-date, the Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

On March 28, 2016, the Company furloughed all of its employees and independent contractors indefinitely and arranged with its Chief Executive Officer, David G. Watumull; its Chief Financial Officer, John B. Russell; and its Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. On May 30, 2016, the compensation arrangement of our Vice President, Operations, David M. Watumull, was amended so that he would receive bi-weekly compensation equal to $3,269. On May 30, 2016, the compensation arrangement of our Vice President, Research, Timothy J. King, was amended so that he would receive bi-weekly compensation equal to $1,635. The Company continues to assess its commercial opportunities, which may include developing products or licensing its intellectual property, and may re-engage furloughed employees and contractors from time to time to the extent their services are required. In addition, each of the directors has agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company. In addition, the Company has deferred payment of other trade payables. On September 6, 2016, the compensation arrangements of certain officers were amended so that effective September 8, 2016, (i) our Chief Executive Officer, David G. Watumull would receive bi-weekly compensation equal to $4,327, (ii) our Chief Science Officer, Gilbert M. Rishton would receive bi-weekly compensation equal to $1,923, and (iii) our Vice President, Research, Timothy J. King would receive bi-weekly compensation equal to $3,269. On September 6, 2016, the compensation arrangement with JBR Business Solutions, LLC, under which John B. Russell serves as our Chief Financial Officer, was amended so that effective September 30, 2016, he would receive monthly compensation of $3,500. On September 6, 2016, the compensation arrangements of the independent directors of the Company were amended so that effective September 30, 2016, they would each receive quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of the Company’s common stock under the Cardax, Inc. 2014 Equity Compensation Plan based on the higher of the then current market price or $0.15 per share.

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP “) and include the accounts of Cardax, Inc., and its wholly owned subsidiary, Cardax Pharma, Inc., and its predecessor, Cardax Pharmaceuticals, Inc., which was merged with and into Cardax, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents as of December 31, 2016 and 2015.

The Company maintains cash deposit accounts at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance at times may exceed these limits. As of December 31, 2016 and 2015, the Company had $0 and $85,140, respectively, in excess of federally insured limits on deposit.

Accounts receivable

Accounts receivable consist of amounts due from sales of consumer health products.

It is the Company’s policy to provide for an allowance for doubtful collections based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivables are due 30 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. There were no accounts receivable outstanding as of December 31, 2016 and 2015.

Inventory

Inventory is stated at the lower of cost or market in accordance with ASC No. 330-10-30. Cost is determined using the average cost method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include third party costs for finished goods. The Company utilizes contract manufacturers and receives inventory in finished form.

The Company provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality that may affect salability. There were no reserves for inventory as of December 31, 2016.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC No. 360, Property, Plant, and Equipment; the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets, as appropriate, may not be recoverable.

When the sum of the undiscounted future net cash flows expected to result from the use and the eventual disposition is less than the carrying amounts, an impairment loss would be measured based on the discounted cash flows compared to the carrying amounts. There was no impairment charge recorded for the years ended December 31, 2016 and 2015.

Revenue recognition

The Company recognizes revenue from the sale of its products through e-commerce and wholesale channels when the transfer of title and risk of loss occurs in accordance with ASC No. 605-15-25. For shipments with terms of FOB Shipping Point, revenue is recognized upon shipment. For shipments with terms of FOB Destination, revenue is recognized upon delivery.

Sales returns and allowances are recorded as a reduction to sales in the period in which sales are recorded. The Company records shipping charges and sales tax gross in revenues and cost of goods sold. Sales discounts and other adjustments are recorded at the time of sale.

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

As of December 31, 2016 and 2015, there were no recurring fair value measurements of assets and liabilities subsequent to initial recognition.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation

The Company accounts for stock based compensation costs under the provisions of ASC No. 718, Compensation—Stock Compensation and ASC No. 505, Equity, which require the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock based payments granted to employees, officers, directors, and consultants based on the grant date fair value estimated in accordance with the provisions of ASC Nos. 718 and 505. ASC Nos. 718 and 505 are also applied to awards modified, repurchased, or canceled during the periods reported.

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

Cost of Goods Sold

Cost of goods sales is comprised of (i) costs to manufacture or acquire products sold to customers, and (ii) direct and indirect distribution costs incurred in the sale of goods.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold. For the years ended December 31, 2016 and 2015, shipping and handling costs were $3,884 and $0, respectively.

Advertising

Advertising costs are expensed as incurred and are included as an element of sales and marketing costs in the accompanying consolidated statements of operations. For the years ended December 31, 2016 and 2015, advertising costs were $27,939 and $0, respectively.

Research and development

Research and development costs are expensed as incurred and consists primarily of salaries and wages of scientists and related personnel engaged in research and development activities, scientific consultations, manufacturing of product candidates, third-party research, laboratory supplies, rents associated with operating leased laboratory equipment, and scientific advisory boards. The focus of these costs is on the development of Astaxanthin technologies. For the years ended December 31, 2016 and 2015, research and development costs were $347,885 and $491,829, respectively.

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

The Company did not recognize any tax liabilities for income taxes associated with unrecognized tax benefits as of December 31, 2016 and 2015. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the statements of operations.

Sales and use tax

Revenues, as presented on the accompanying income statement, include taxes collected from customers and remitted to governmental authorities. Such taxes amounted to $1,205 and $0 for the years ended December 31, 2016 and 2015, respectively.

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, related to revenue recognition. The underlying principle of this ASU is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This ASU also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU No. 2014-09 provides alternative methods of initial adoption. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

Three ASUs were issued in 2016 that affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, and are effective upon adoption of ASU No. 2014-09. The Company is currently evaluating the impact the new revenue recognition guidance will have on its Financial Statements, including the following ASUs:

●	In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.

●	In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. This ASU clarifies the following two aspects of ASU No. 2014-09: identifying performance obligations and licensing implementation guidance. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosures to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows are also required.

●	In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU makes narrow-scope amendments to ASU No. 2014-09, Revenue from Contracts with Customers, and provides practical expedients to simplify the transition to the new standard and to clarify certain aspects of the standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, that requires inventory not measured using either the last in, first out (“LIFO”) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance in ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

The amendments of ASU No. 2015-17 require that a statement of cash flow explain the change during a period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance in ASU No. 2016-18 is effective for the Company’s fiscal years beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact the new statement of cash flow guidance will have on its Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires management to recognize lease assets and lease liabilities for all leases. ASU No. 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous U.S. GAAP. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. This ASU was issued as part of the FASB’s simplification initiative focused on improving areas of U.S. GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). This ASU was issued as part of the FASB’s simplification initiative focused on improving areas of U.S. GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU No. 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be presented net and classified as noncurrent in a classified statement of financial position. The guidance in ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow (Topic 23). The amendments of ASU No. 2016-18 require that a statement of cash flow explain the change during a period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance of ASU No. 2016-18 is effective for the Company’s fiscal years beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact the new statement of cash flow guidance will have on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

NOTE 3 – INVENTORY

Inventory consists of the following as of December 31:

	2016	2015
Finished goods	$10,827	$-
Total inventories	$10,827	$-

On January 5, 2016, the Company was informed by one of its production partners that there were certain technical issues which, together with other business and regulatory issues, materially impede the formulation of one of its potential products as a commercially viable product for the consumer health market. The Company, therefore, decided to suspend development of this product line. In evaluating this triggering event and the diminished utility of the materials used in the production of this potential commercial product, the Company considered the impact of ASC No. 330, Accounting for Inventory, and recognized a loss on impairment of $958,575 as of December 31, 2015.

As of December 31, 2016, inventory in the amount of $10,827 consisted of products available for sale and was unrelated to the inventory impaired as of December 31, 2015.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of December 31:

	2016	2015
Information technology equipment	$31,892	$31,892
Less accumulated depreciation	(24,137)	(17,969)
Total property and equipment, net	$7,755	$13,923

Depreciation expense was $6,168 and $6,688 for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, the Company wrote off $10,161, of fully depreciated property and equipment. There was no effect on the consolidated statement of operations for the year ended December 31, 2015.

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of December 31:

	2016	2015
Patents	$432,985	$432,820
Less accumulated amortization	(240,275)	(217,342)
	192,710	215,478
Patents pending	238,060	209,019
Total intangible assets, net	$430,770	$424,497

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $22,933 and $17,070, for the years ended December 31, 2016 and 2015, respectively.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

Preferred and common stock – post reverse acquisition

After completion of the reverse merger on February 7, 2014, the Company Amended and Restated its Articles of Incorporation. Under these amendments, the Company is authorized to issue a total of 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. Each common stock holder is entitled to one vote. Common stock holders have no conversion rights or liquidation preferences. None of the preferred stock was issued or outstanding at December 31, 2016 and December 31, 2015. Under the terms of the Company’s Amended and Restated Articles of Incorporation, the Board of Directors are authorized to determine or alter the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

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

During the year ended December 31, 2016, the Company sold securities in a self-directed offering in the aggregate amount of $1,121,000, respectively, at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (14,012,500 shares), a five-year warrant to purchase 1 share of restricted common stock (14,012,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (14,012,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (14,012,500 warrant shares) at $0.16 per share.

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

In 2016, the Company granted its independent directors an aggregate of 468,254 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $41,666. These shares were fully vested upon issuance.

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $41,666 and $410,931 for the years ended December 31, 2016 and 2015, respectively.

Consultant stock issuance

During the year ended December 31, 2015, the Company granted a consultant 100,000 shares of restricted common stock in the Company. Total expense recognized was $45,000 during the year ended December 31, 2015, based on the total fair value of this stock on the date of grant.

NOTE 8 – STOCK OPTION PLANS

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2015	27,752,315	$0.51	8.02	$1,963,523
Exercisable January 1, 2015	26,156,553	$0.50	7.95	$1,962,239
Canceled	-
Granted	6,456,890
Exercised	(41,851)
Forfeited	-
Outstanding December 31, 2015	34,167,354	$0.47	6.57	$974,066
Exercisable December 31, 2015	34,167,354	$0.47	6.57	$974,066
Canceled	-
Granted	6,156,580
Exercised	-
Forfeited	(3,501,965)
Outstanding December 31, 2016	36,821,969	$0.41	5.94	$301,273
Exercisable December 31, 2016	36,771,969	$0.41	5.94	$299,273

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on December 31, 2016, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the year ended December 31, 2016 and 2015, are presented below:

Non-vested at January 1, 2015	1,595,762
Granted	6,456,890
Vested	(8,052,652)
Forfeited	-
Non-vested at December 31, 2015	-
Granted	6,156,580
Vested	(6,106,580)
Forfeited	-
Non-vested at December 31, 2016	50,000

As of December 31, 2016, total unrecognized stock-based compensation expense related to unvested stock options was $3,500, which is expected to be expensed over the next two-quarters.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

Under ASC Nos. 718 and 505, the Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding were as follows as of December 31:

	2016	2015
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.12% - 1.47%
Expected volatility	112% - 225%	112% - 170%
Expected term	1.1 - 5.5 years	1.1 - 5.5 years

The expected volatility was calculated based on the historical volatilities of publicly traded peer companies, determined by the Company, and the historical volatility of the Company. The risk-free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant timeframe. Due to a lack of historical information needed to estimate the Company’s expected term, it was estimated using the simplified method allowed under ASC Nos. 718 and 505. In calculating the number of options issued in lieu of pay during the year ended December 31, 2016, the Company used assumptions comparable to December 31, 2015, with a 20-day weighted average stock price.

As part of the requirements of ASC Nos. 718 and 505, the Company is required to estimate potential forfeitures of stock grants and adjust stock based compensation expense accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock based compensation expenses to be recognized in future periods.

The Company recognized $376,896 and $1,413,552 in stock based compensation expense related to options during the years ended December 31, 2016 and 2015, respectively. Of these amounts, $227,784 and $830,545 were related to 3,796,385 and 4,473,225 options issued to employees in lieu of salaries accrued for services during the years ended December 31, 2016 and 2015, respectively. $66,445 and $211,694 were related to 1,107,417 and 1,131,702 options issued to consultants in lieu of fees accrued for services during the years ended December 31, 2016 and 2015, respectively. $3,500 and $0 were related to 50,000 and 0 vested options issued to a consultant as compensation for services during the years ended December 31, 2016 and 2015, respectively. $79,167 and $167,885 were related to 1,152,778 and 851,963 options issued to directors as compensation for services during the years ended December 31, 2016 and 2015, respectively. $0 and $199,468 were related to stock options issued in prior years that vested during the years ended December 31, 2016 and 2015, respectively. $0 and $3,960 were related to stock options exercised during the years ended December 31, 2016 and 2015, respectively.

Option exercise

On October 26, 2015, the Company issued 25,556 shares of common stock in the Company to a consultant in connection with the cashless exercise of a stock option for 41,851 shares of common stock at $0.155 per share with 16,295 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2015	28,435,782	$0.64	4.07	$-
Exercisable January 1, 2015	28,435,782	$0.64	4.07	$-
Canceled	-
Granted	18,568,180
Exercised	-
Forfeited	-
Outstanding December 31, 2015	47,003,962	$0.46	3.49	$2,579,541
Exercisable December 31, 2015	47,003,962	$0.46	3.49	$2,579,541
Canceled	-
Granted	42,037,500
Exercised	-
Forfeited	(676,426)
Outstanding December 31, 2016	88,365,036	$0.30	3.50	$543,770
Exercisable December 31, 2016	88,365,036	$0.30	3.50	$543,770

Under ASC Nos. 718 and 505, the Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding were as follows as of December 31:

	2016	2015
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.86%	0.12% - 0.66%
Expected volatility	102% - 159%	112% - 159%
Expected term	1.0 - 2.5 years	1.0 - 2.5 years

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – WARRANTS (continued)

The expected volatility was calculated based on the historical volatilities of publicly traded peer companies, determined by the Company. The risk-free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the warrants to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant timeframe. The expected warrant term is the life of the warrant.

The Company recognized $0 and $48,700 in stock based compensation expense related to warrants for the years ended December 31, 2016 and 2015, respectively.

Warrant expiration

During the year ended December 31, 2016, warrants to purchase an aggregate of 676,426 shares of restricted common stock expired.

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

The Company incurred $37,500 and $167,885 in stock based compensation to this director during the years ended December 31, 2016 and 2015, respectively. The Company incurred $0 and $9,230 in consulting fees to this director during the years ended December 31, 2016 and 2015, respectively.

Amounts payable to this director was $293,546 as of December 31, 2016 and 2015.

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

The income tax provision (benefit) is composed of the following as of December 31:

	2016			2015
	Federal	State	Total	Federal	State	Total
Current	$-	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-	-
			$-			$-

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

The following table presents a reconciliation of the statutory Federal rate and the Company’s effective tax rate for the years ended December 31:

	2016	2015
Tax provision (benefit) at Federal statutory rate	(34.00)%	(34.00)%
Accrued compensation	0.89%	(0.70)%
Stock based compensation	10.01%	15.32%
Depreciation and amortization	0.36%	0.22%
Other	0.09%	0.06%
Change in valuation allowance	22.65%	19.10%
Effective tax rate	0.00%	0.00%

The effective tax rate for the years ended December 31, 2016 and 2015, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities for the years ended December 31:

	2016	2015
DEFERRED TAX ASSETS:
Net operating loss carryforwards	$12,013,384	$11,532,857
Accrued compensation	1,535,184	1,485,827
Stock based compensation	200,700	733,206
Credit carryforwards	100,318	106,856
Gross deferred tax assets	13,849,586	13,858,746
Less valuation allowance	(13,761,683)	(13,768,801)
Net deferred tax assets	87,903	89,945
DEFERRED TAX LIABILITIES:
Depreciation and amortization	(87,903)	(89,945)
Gross deferred tax liabilities	(87,903)	(89,945)
NET DEFERRED TAX ASSETS	$-	$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – INCOME TAXES (continued)

As of December 31, 2016, the Company had a Federal net operating loss carryforward of $31,428,904. The net operating loss carryforward expires at various dates beginning in 2026 if not utilized. In addition, the Company had a net operating loss carryforward for Hawaii income tax purposes of $25,880,354 as of December 31, 2016, which expires at various dates beginning in 2026 if not utilized. These amounts differ from the Company’s accumulated deficit due to permanent and temporary tax differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of December 31, 2016 and 2015, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of December 31, 2016 and 2015, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

The Company received a refundable tax credit of $47,802 from the state of Hawaii during the year ended December 31, 2016. This amount is recorded as other income in the consolidated statement of operations.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the:

	Year ended December 31, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,783,705)	76,227,524	$(0.02)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,783,705)	76,227,524	$(0.02)

	Year ended December 31, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(4,257,875)	66,873,761	$(0.06)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(4,257,875)	66,873,761	$(0.06)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the years ended December 31:

	2016	2015
Common stock options	36,821,969	34,167,354
Common stock warrants	88,365,036	47,003,962
Total common stock equivalents	125,187,005	81,171,316

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – LEASES

Hawaii Research Center

The Company entered into a lease for laboratory and office space on May 9, 2006. This lease was amended on September 7, 2011, and October 30, 2012. This lease expired on October 31, 2014, after which the terms converted to month-to-month. The Company vacated the space in February 2015. Total rent expense under this agreement as amended was $3,437 and $12,718 for the years ended December 31, 2016 and 2015, respectively. The $3,437 of rent expense for the year ended December 31, 2016, was related to common area maintenance reconciliation.

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $32,049 and $31,479, for the years ended December 31, 2016 and 2015, respectively.

NOTE 14 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the years ended December 31, 2016 and 2015. The remaining obligation of $20,000 as of December 31, 2016 and 2015, is recorded as a part of accounts payable on the consolidated balance sheets. The license expired in February 2016.

Employee settlement

As of December 31, 2016 and 2015, the Company owed a former employee a severance settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the severance settlement, a stock option previously granted to the former employee was fully vested and extended.

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company’s rights related to the development and commercialization of Astaxanthin consumer health products; the Company retains all rights related to Astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such Astaxanthin consumer health products. No royalties were realized from this agreement during the years ended December 31, 2016 and 2015.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – COMMITMENTS (continued)

Capsugel agreement

On August 18, 2014, the Company entered into a collaboration agreement with Capsugel US, LLC (“Capsugel”) for the joint commercial development of Astaxanthin products (“Capsugel Astaxanthin Products”) for the consumer health market that contain nature-identical synthetic Astaxanthin and use Capsugel’s proprietary formulation technology. The agreement provides for the parties to jointly administer activities under a product development plan that will include identifying at least one mutually acceptable third party marketer who will further develop, market and distribute Capsugel Astaxanthin Products. Capsugel will share revenues with the Company based on net sales of products that are developed under the collaboration. No revenues were realized from this agreement during the three and years ended December 31, 2016 and 2015. In January 2016, the Company suspended development of a Capsugel Astaxanthin Product, ASTX-1F, based on certain technical issues which, together with other business and regulatory issues, materially impeded the formulation of ASTX-1F as a commercially viable product for the consumer health market.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2016, consolidated financial statements for subsequent events through March 30, 2017, the date the consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

Stock issuance

During the first quarter of 2017, the Company sold securities in a self-directed offering in the aggregate amount of $179,000 at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (2,237,500 shares), a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.16 per share.

On March 7, 2017, the Company sold 567,644 shares of common stock at $0.1057 per share for $60,000, pursuant to the previously reported equity purchase agreement.

On March 27, 2017, the Company sold securities in a self-directed offering in the aggregate amount of $50,000 at $0.12 per unit. Each unit consisted of 1 share of restricted common stock (416,666 shares) and a five-year warrant to purchase 1 share of restricted common stock (416,666 warrant shares) at $0.12 per share.

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