Form 10-Q
period 2017-03-31
CARDAX, INC.
filed 2017-05-15
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 8, 2017, there were 90,688,850 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

March 31, 2017 and 2016

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$97,681	$158,433
Accounts receivable	17,378	-
Inventory	41,734	10,827
Deposits and other assets	90,657	122,876
Prepaid expenses	17,601	19,919

Total current assets	265,051	312,055

PROPERTY AND EQUIPMENT, net	6,246	7,755

INTANGIBLE ASSETS, net	431,341	430,770

TOTAL ASSETS	$702,638	$750,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,528,874	$3,510,464
Accounts payable and accrued expenses	713,328	657,094
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,710,748	4,636,104

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,710,748	4,636,104

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 88,446,769 and 85,068,709 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	88,447	85,069
Additional paid-in-capital	52,288,141	51,963,269
Accumulated deficit	(56,384,698)	(55,933,862)

Total stockholders’ deficit	(4,008,110)	(3,885,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$702,638	$750,580

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

REVENUES, net	$107,990	$-

COST OF GOODS SOLD	42,562	-

GROSS PROFIT	65,428	-

OPERATING EXPENSES:
General and administrative expenses	273,528	222,131
Research and development	115,918	66,187
Sales and marketing	80,041	-
Stock based compensation	39,250	381,729
Depreciation and amortization	7,401	7,748

Total operating expenses	516,138	677,795

Loss from operations	(450,710)	(677,795)

OTHER INCOME (EXPENSES):
Interest income	581	587
Interest expense	(707)	(538)

Total other income (expenses)	(126)	49

Loss before the provision for income taxes	(450,836)	(677,746)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(450,836)	$(677,746)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	86,491,377	69,087,955
Diluted	86,491,377	69,087,955

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three-months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450,836)	$(677,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,401	7,748
Stock based compensation	39,250	87,500
Changes in assets and liabilities:
Accounts receivable	(17,378)	-
Inventory	(30,907)	-
Deposits and other assets	32,219	(587)
Prepaid expenses	2,318	(21,584)
Accrued payroll and payroll related expenses	18,410	242,033
Accounts payable and accrued expenses	56,234	113,599

Net cash used in operating activities	(343,289)	(249,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(6,463)	(11,711)

Net cash used in investing activities	(6,463)	(11,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	289,000	-

Net cash provided by financing activities	289,000	-

NET DECREASE IN CASH	(60,752)	(260,748)

CASH AT THE BEGINNING OF THE PERIOD	158,433	323,410

CASH AT THE END OF THE PERIOD	$97,681	$62,662

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accrued payroll and payroll related expenses into stock options	$-	$227,784
Conversion of accounts payable into stock options	$-	$66,445

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$707	$538
Cash paid for income taxes	$-	$-

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

The Company is engaged in the development, marketing, and distribution of consumer health products in the United States. On August 24, 2016, the Company launched its first commercial product, ZanthoSyn™. On January 25, 2017, the Company began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis. ZanthoSyn™ is marketed as a novel astaxanthin dietary supplement with superior absorption and purity. Astaxanthin is a clinically studied ingredient with safe anti-inflammatory activity that supports joint health, cardiovascular health, metabolic health, and liver health. As a second generation product, the Company is developing CDX-085, its patented astaxanthin derivative, which could reduce the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin. The Company also plans to pursue pharmaceutical applications of astaxanthin and related compounds.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

Going concern matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $450,836 and $677,746 for the three-months ended March 31, 2017 and 2016, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $56,384,698 as of March 31, 2017, and has had negative cash flows from operating activities since inception. The Company expects that its initial marketing program for ZanthoSyn™ will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters, and anticipates further losses in the development of its business. As a result of these and other factors, the Company’s independent registered public accounting firm has determined there is substantial doubt about the Company’s ability to continue as a going concern.

In addition to the $289,000 raised in the three-months ended March 31, 2017 and the $190,000 raised in April and May 2017 (through May 8, 2017), the Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2017 and 2016. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The condensed consolidated financial statements include the accounts of Cardax, Inc., and its wholly owned subsidiary, Cardax Pharma, Inc., and its predecessor, Cardax Pharmaceuticals, Inc., which was merged with and into Cardax, Inc., on December 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts receivable

Accounts receivable of $17,378 and $0 as of March 31, 2017 and December 31, 2016, respectively, consists of amounts due from sales of consumer health products.

It is the Company’s policy to provide for an allowance for doubtful collections based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivables are due 30 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. There was no allowance as of March 31, 2017 and December 31, 2016.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include third party costs for finished goods. The Company utilizes contract manufacturers and receives inventory in finished form.

The Company provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality that may affect salability. There were no reserves for inventory as of March 31, 2017 and December 31, 2016.

Revenue recognition

The Company recognizes revenue from the sale of its products through e-commerce and wholesale channels when the transfer of title and risk of loss occurs. For shipments with terms of FOB Shipping Point, revenue is recognized upon shipment. For shipments with terms of FOB Destination, revenue is recognized upon delivery.

Sales returns and allowances are recorded as a reduction to sales in the period in which sales are recorded. The Company records shipping charges and sales tax gross in revenues and cost of goods sold. Sales discounts and other adjustments are recorded at the time of sale.

Cost of Goods Sold

Cost of goods sold is comprised of costs to manufacture or acquire products sold to customers, and direct and indirect distribution costs incurred in the sale of goods.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold. Shipping and handling costs were $2,824 and $0 for the three-months ended March 31, 2017 and 2016, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales and use tax

Revenues, as presented on the accompanying income statement, include taxes collected from customers and remitted to governmental authorities. Such taxes were $1,218 and $0 for the three-months ended March 31, 2017 and 2016, respectively.

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

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	March 31, 2017	December 31, 2016
	(Unaudited)
Finished goods	$41,734	$10,827
Total inventories	$41,734	$10,827

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	March 31, 2017	December 31, 2016
	(Unaudited)
Information technology equipment	$31,892	$31,892
Less accumulated depreciation	(25,646)	(24,137)
Total property and equipment, net	$6,246	$7,755

Depreciation expense was $1,509 and $1,606 for the three-months ended March 31, 2017 and 2016, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	March 31, 2017	December 31, 2016
	(Unaudited)
Patents	$432,985	$432,985
Less accumulated amortization	(246,167)	(240,275)
	186,818	192,710
Patents pending	244,523	238,060
Total intangible assets, net	$431,341	$430,770

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $5,892 and $6,142, for the three-months ended March 31, 2017 and 2016, respectively.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Self-directed stock issuance

During the year ended December 31, 2016, the Company sold securities in a self-directed offering in the aggregate amount of $1,121,000 at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (14,012,500 shares), a five-year warrant to purchase 1 share of restricted common stock (14,012,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (14,012,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (14,012,500 warrant shares) at $0.16 per share.

During the three-months ended March 31, 2017, the Company sold securities in a self-directed offering in the aggregate amount of $179,000 at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (2,237,500 shares), a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.16 per share.

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

During the three-months ended March 31, 2017, the Company sold 567,644 shares of common stock for $60,000, pursuant to the EPA.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 7 – STOCK GRANTS

Director stock grants

In 2016, the Company granted its independent directors an aggregate of 468,254 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $41,666. These shares were fully vested upon issuance.

During the three-months ended March 31, 2017, the Company granted its independent directors an aggregate of 156,250 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $25,000. These shares were fully vested upon issuance.

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $25,000 for the three-months ended March 31, 2017 and 2016.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2016	34,167,354	$0.47	6.57	$974,066
Exercisable January 1, 2016	34,167,354	$0.47	6.57	$974,066
Canceled	-
Granted	6,156,580
Exercised	-
Forfeited	(3,501,965)
Outstanding December 31, 2016	36,821,969	$0.41	5.94	$301,273
Exercisable December 31, 2016	36,771,969	$0.41	5.94	$299,273
Canceled	-
Granted	78,125
Exercised	-
Forfeited	-
Outstanding March 31, 2017	36,900,094	$0.41	5.69	$910,360
Exercisable March 31, 2017	36,875,094	$0.41	5.69	$907,485

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on March 31, 2017, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the year ended December 31, 2016 and the three-months ended March 31, 2017, are presented below:

Non-vested at January 1, 2016	-
Granted	6,156,580
Vested	(6,106,580)
Forfeited	-
Non-vested at December 31, 2016	50,000
Granted	78,125
Vested	(103,125)
Forfeited	-
Non-vested at March 31, 2017	25,000

As of March 31, 2017, total unrecognized stock-based compensation expense related to unvested stock options was $1,750, which is expected to be expensed over the next quarter.

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options outstanding were as follows as of:

	March 31, 2017	December 31, 2016
(Unaudited)
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 1.47%	0.12% - 1.47%
Expected volatility	112% - 231%	112% - 225%
Expected term	1.1 - 5.5 years	1.1 - 5.5 years

The expected volatility was calculated based on the historical volatilities of publicly traded peer companies, determined by the Company, and the historical volatility of the Company. The risk-free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant timeframe. Due to a lack of historical information needed to estimate the Company’s expected term, it was estimated using the simplified method allowed. In calculating the number of options issued in lieu of pay during the three-months ended March 31, 2016, the Company used assumptions comparable to December 31, 2015, with a 20-day weighted average stock price.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

The Company recognized $14,250 and $356,729 in stock based compensation expense related to options during the three-months ended March 31, 2017 and 2016, respectively. Of these amounts, $0 and $227,784 were related to 0 and 3,796,385 options issued to employees in lieu of salaries accrued for services during the three-months ended March 31, 2017 and 2016, respectively; $0 and $66,445 were related to 0 and 1,107,417 options issued to consultants in lieu of fees accrued for services during the three-months ended March 31, 2017 and 2016, respectively; $1,750 and $0 were related to 25,000 and 0 vested options issued to a consultant as compensation for services during the three-months ended March 31, 2017 and 2016, respectively; and $12,500 and $62,500 were related to 78,125 and 1,041,667 options issued to directors as compensation for services during the three-months ended March 31, 2017 and 2016, respectively.

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

			Weighted average
		Weighted average	remaining contractual	Aggregate intrinsic
	Warrants	exercise price	term in years	value
Outstanding January 1, 2016	47,003,962	$0.46	3.49	$2,579,541
Exercisable January 1, 2016	47,003,962	$0.46	3.49	$2,579,541
Canceled	-
Granted	42,037,500
Exercised	-
Forfeited	(676,426)
Outstanding December 31, 2016	88,365,036	$0.30	3.50	$543,770
Exercisable December 31, 2016	88,365,036	$0.30	3.50	$543,770
Canceled	-
Granted	7,129,166
Exercised	-
Forfeited	(289,145)
Outstanding March 31, 2017	95,205,057	$0.28	3.38	$4,329,366
Exercisable March 31, 2017	95,205,057	$0.28	3.38	$4,329,366

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – WARRANTS (continued)

The Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The fair value of warrants issued with debt is recorded as a debt discount and amortized over the life of the debt. The range of fair value assumptions related to warrants outstanding were as follows as of:

	March 31, 2017	December 31, 2016
(Unaudited)
Dividend yield	0.0%	0.0%
Risk-free rate	0.12% - 0.86%	0.12% - 0.86%
Expected volatility	102% - 159%	102% - 159%
Expected term	1.0 - 2.5 years	1.0 - 2.5 years

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

The Company did not recognize any in stock based compensation expense related to warrants for the three-months ended March 31, 2017 and 2016, respectively.

Warrant expiration

During the three-months ended March 31, 2017, warrants to purchase an aggregate of 289,145 shares of restricted common stock expired.

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

The Company incurred $0 and $37,500 in stock based compensation to this director during the three-months ended March 31, 2017 and 2016, respectively.

Amounts payable to this director was $293,546 as of March 31, 2017 and December 31, 2016.

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

The effective tax rate for the three months ended March 31, 2017 and 2016, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of March 31, 2017 and 2016, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of March 31, 2017 and 2016, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the:

	Three-months ended March 31, 2017
	(Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(450,836)	86,491,377	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(450,836)	86,491,377	$(0.01)

	Three-months ended March 31, 2016
	(Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(677,746)	69,087,955	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(677,746)	69,087,955	$(0.01)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Common stock options	36,900,094	40,112,823
Common stock warrants	95,205,057	46,413,374
Total common stock equivalents	132,105,151	86,526,197

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $7,929 and $7,927, for the three-months ended March 31, 2017 and 2016, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2017, condensed consolidated financial statements for subsequent events through May 12, 2017, the date the consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

Stock issuance

In April and May 2017 (through May 8, 2017), the Company sold securities in a self-directed offering in the aggregate amount of $190,000 at $0.12 per unit. Each unit consisted of 1 share of restricted common stock (1,583,331 shares) and a five-year warrant to purchase 1 share of restricted common stock (1,583,331 warrant shares) at $0.12 per share.

On April 10, 2017, the Company granted 100,000 shares of restricted common stock to a service provider. These shares are subject to a risk of forfeiture and vest quarterly in arrears commencing on April 1, 2017.

On May 3, 2017, the Company settled a payable in the amount of $44,700 with a previously engaged broker dealer through the issuance of securities at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (558,750 shares), a five-year warrant to purchase 1 share of restricted common stock (558,750 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (558,750 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (558,750 warrant shares) at $0.16 per share.

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

Corporate Overview and History

We acquired Cardax Pharma, Inc. (“Pharma”) and its life science business through the merger of Cardax Acquisition, Inc. (“Cardax Sub”), our wholly-owned transitory subsidiary (“Cardax Sub”), with and into Pharma on February 7, 2014 (the “Merger”), and a stock purchase agreement. As a result of these transactions, Pharma became our wholly-owned subsidiary. The only consideration that we paid under the stock purchase agreement and the Merger was shares of our Common Stock. On May 31, 2013, Pharma acquired all of the assets and assumed all of the liabilities of Cardax Pharmaceuticals, Inc. (“Holdings”). Accordingly, we have two predecessors: Pharma and Pharma’s predecessor, Holdings. Prior to the February 7, 2014 effective date of the Merger, we operated under the name “Koffee Korner Inc.” and our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. On December 30, 2015, our former principal stockholder, Holdings, merged with and into us (the “Holdings Merger”). There was not any cash consideration exchanged in the Holdings Merger. Upon the closing of the Holdings Merger, the stockholders of Holdings received an aggregate number of shares and warrants to purchase shares of our Common Stock equal to the aggregate number of shares of our Common Stock that were held by Holdings on the date of the closing of the Holdings Merger. Our restricted shares of our Common Stock held by Holdings were cancelled upon the closing of the Holdings Merger. Accordingly, there was not any change to our fully diluted capitalization due to the Holdings Merger.

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

Results of Operations

Results of Operations for the Three-Months Ended March 31, 2017 and 2016:

The following table reflects our operating results for the three-months ended March 31, 2017 and 2016:

Operating Summary	Three-months ended March 31, 2017	Three-months ended March 31, 2016
Revenues	$107,990	$-
Cost of Goods Sold	(42,562)	-
Gross Profit	65,428	-
Operating Expenses	(516,138)	(677,795)
Net Operating Loss	(450,710)	(677,795)
Other Income (Expenses)	(126)	49
Net Loss	$(450,836)	$(677,746)

Operating Summary for the Three-Months Ended March 31, 2017 and 2016

On August 24, 2016, we launched our first commercial product, ZanthoSyn™. On January 25, 2017, we began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis. As a result, revenues were $107,990 and $0 for the three-months ended March 31, 2017 and 2016, respectively. We are using e-commerce and wholesale as our primary sales channels and are leveraging our experience and relationships in the scientific and medical community to market our product. We expect that our initial marketing program will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters. Cost of goods sold was $42,562 and $0 for the three-months ended March 31, 2017 and 2016, respectively, and included costs of the product, shipping and handling, sales taxes, and merchant fees. Gross profit was $65,428 for the three-months ended March 31, 2017, which represented a gross profit margin of 61%.

Operating expenses were $516,138 and $677,795 for the three-months ended March 31, 2017 and 2016, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with agreements entered into with each employee, consultant, or service provider. Included in operating expenses were $39,250 and $381,729 in stock based compensation for the three-months ended March 31, 2017 and 2016, respectively.

Other income (expenses) were $(126) and $49 for the three-months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the three-months ended March 31, 2017 and 2016, we used cash in operating activities in the amount of $343,289 and $249,037, respectively, and incurred a net loss of $450,836 and $677,746, respectively.

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

In addition to the $289,000 raised in the three-months ended March 31, 2017 and the $190,000 raised in April and May 2017 (through May 8, 2017), we intend to raise additional capital that would fund our operations through at least December 31, 2017. We expect to access capital under the previously reported equity purchase agreement, pursuant to which we have the right, but not the obligation, to sell shares of our Common Stock, as described in our Registration Statement on Form S-1 (333-214049) filed on February 8, 2017. We also may continue to obtain additional financing from investors through the private placement of our Common Stock and warrants to purchase our Common Stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;

●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and

●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Three-months ended March 31, 2017	Three-months ended March 31, 2016
Net Cash Used in Operating Activities	$(343,289)	$(249,037)
Net Cash Used in Investing Activities	(6,463)	(11,711)
Net Cash Provided by Financing Activities	289,000	-
Net Cash Decrease for Period	(60,752)	(260,748)
Cash at Beginning of Period	158,433	323,410
Cash at End of Period	$97,681	$62,662

Cash Flows from Operating Activities

During the three-months ended March 31, 2017 and 2016, our operating activities primarily consisted of payments or accruals for employees, directors, and consultants for services related to research and development, administration, and sales and marketing.

Cash Flows from Investing Activities

During the three-months ended March 31, 2017 and 2016, and our investing activities were primarily related to expenditures on patents.

Cash Flows from Financing Activities

During the three-months ended March 31, 2017, our financing activities consisted of transactions in which we raised proceeds through the issuance of our Common Stock. During the three-months ended March 31, 2016, there was no cash provided by financing activities. Because of the nature of our business, capital is required to support research and development, administration, and sales and marketing costs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued shares of our Common Stock in the following transactions:

2017 Unit Offering

We sold securities under separate subscription agreements (each, a “Subscription Agreement”), by and between the Company and investors (each a “Purchaser” and collectively, the “Purchasers”) pursuant to which we issued and sold to the Purchasers units (each a “Unit” and collectively the “Units”) consisting of shares of our Common Stock and warrants to purchase shares of our Common Stock.

From April 1, 2017 through May 8, 2017, we sold 1,583,331 Units for an aggregate purchase price of $190,000. Each Unit consisted of: (i) one (1) share of our Common Stock, and (ii) a five-year warrant to purchase one (1) share of our Common Stock at $0.12. No placement agent or broker dealer was used or participated in any offering or sale of the Units.

The foregoing summary of the Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which was filed with our Annual Report on Form 10-K on March 31, 2017.

Service Agreement

On April 10, 2017, we granted 100,000 shares of our Common Stock to a service provider. These shares are subject to a risk of forfeiture and vest quarterly in arrears commencing on April 1, 2017.

Settlement of Payable

On May 3, 2017, we settled a payable in the amount of $44,700 with a previously engaged broker dealer through the issuance 558,750 units. Each unit consisted of: (i) one (1) share of our Common Stock, (ii) a five-year warrant to purchase one (1) share of our Common Stock at $0.08 per share, (iii) a five-year warrant to purchase one (1) share of our Common Stock at $0.12 per share, and (iv) a five-year warrant to purchase one (1) share of our Common Stock at $0.16 per share.

The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the rules and regulations promulgated thereunder.

We may continue to offer securities and may use a placement agent or broker dealer in any such offering. Any future offering of securities may be on the same terms described in this Quarterly Report on Form 10-Q or on other terms. This Quarterly Report on Form 10-Q does not constitute an offer to sell, or a solicitation to purchase, any of our securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1(1)	Form of Subscription Agreement

31.1(2)	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema Document
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Annual Report on Form 10-K of the Company filed March 31, 2017.
(2)	Filed herewith.
(3)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2017

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

