Form 10-Q
period 2017-06-30
CARDAX, INC.
filed 2017-08-11
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

As of August 11, 2017, there were 96,380,511 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

June 30, 2017 and 2016

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$78,516	$158,433
Accounts receivable	7,554	-
Inventory	9,783	10,827
Deposits and other assets	91,244	122,876
Prepaid expenses	18,893	19,919

Total current assets	205,990	312,055

PROPERTY AND EQUIPMENT, net	4,738	7,755

INTANGIBLE ASSETS, net	426,604	430,770

TOTAL ASSETS	$637,332	$750,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,525,068	$3,510,464
Accounts payable and accrued expenses	652,171	657,094
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,645,785	4,636,104

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,645,785	4,636,104

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 91,713,848 and 85,068,709 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	91,714	85,069
Additional paid-in-capital	52,684,824	51,963,269
Deferred compensation	(17,250)	-
Accumulated deficit	(56,767,741)	(55,933,862)

Total stockholders’ deficit	(4,008,453)	(3,885,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$637,332	$750,580

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended June 30,		For the six-months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$66,237	$-	$174,227	$-

COST OF GOODS SOLD	30,287	-	72,849	-

GROSS PROFIT	35,950	-	101,378	-

OPERATING EXPENSES:
General and administrative expenses	229,630	160,351	503,158	382,482
Research and development	88,449	106,491	204,367	172,678
Sales and marketing	60,689	-	140,730	-
Stock based compensation	45,000	-	84,250	381,729
Depreciation and amortization	7,400	7,688	14,801	15,436

Total operating expenses	431,168	274,530	947,306	952,325

Loss from operations	(395,218)	(274,530)	(845,928)	(952,325)

OTHER INCOME (EXPENSES):
Other income	12,598	47,082	12,598	47,082
Interest income	587	587	1,168	1,174
Interest expense	(1,010)	(881)	(1,717)	(1,419)

Total other income	12,175	46,788	12,049	46,837

Loss before the provision for income taxes	(383,043)	(227,742)	(833,879)	(905,488)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(383,043)	$(227,742)	$(833,879)	$(905,488)

NET LOSS PER SHARE
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	90,305,824	73,116,801	88,409,138	71,102,378
Diluted	90,305,824	73,116,801	88,409,138	71,102,378

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-months ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(833,879)	$(905,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,801	15,436
Stock based compensation	84,250	87,500
Changes in assets and liabilities:
Accounts receivable	(7,554)	-
Inventory	1,044	-
Deposits and other assets	31,632	(19,137)
Prepaid expenses	1,026	(20,854)
Accrued payroll and payroll related expenses	14,604	245,214
Accounts payable and accrued expenses	39,777	137,361

Net cash used in operating activities	(654,299)	(459,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(7,618)	(19,972)

Net cash used in investing activities	(7,618)	(19,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	582,000	563,000

Net cash provided by financing activities	582,000	563,000

NET INCREASE (DECREASE) IN CASH	(79,917)	83,060

CASH AT THE BEGINNING OF THE PERIOD	158,433	323,410

CASH AT THE END OF THE PERIOD	$78,516	$406,470

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accrued payroll and payroll related expenses into stock options	$-	$227,784
Conversion of accounts payable into stock options	$-	$66,445
Conversion of accounts payable into restricted stock	$44,700	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$1,717	$538
Cash paid for income taxes	$-	$-

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

The Company is engaged in the development, marketing, and distribution of consumer health products in the United States. On August 24, 2016, the Company launched its first commercial product, ZanthoSyn™. On January 25, 2017, the Company began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis. On August 10, 2017, the Company announced that it received a purchase order from GNC to stock and sell ZanthoSyn™ in all GNC corporate stores in the United States. ZanthoSyn™ is marketed as a novel astaxanthin dietary supplement with superior absorption and purity. Astaxanthin is a clinically studied ingredient with safe anti-inflammatory activity that supports joint health, cardiovascular health, metabolic health, and liver health. As a second generation product, the Company is developing CDX-085, its patented astaxanthin derivative, which could reduce the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin. The Company also plans to pursue pharmaceutical applications of astaxanthin and related compounds.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

Going concern matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $383,043 and $833,879 for the three and six months ended June 30, 2017, respectively, and a net loss of $227,742 and $905,488 for the three and six-months ended June 30, 2016, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $56,767,741 as of June 30, 2017, and has had negative cash flows from operating activities since inception. The Company expects that its initial marketing program for ZanthoSyn™ will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters, and anticipates further losses in the development of its business. As a result of these and other factors, the Company’s independent registered public accounting firm has determined there is substantial doubt about the Company’s ability to continue as a going concern.

In addition to the $582,000 raised in the six-months ended June 30, 2017 and the $548,000 raised in July and August 2017 (through August 11, 2017), the Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2017 and 2016. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The condensed consolidated financial statements include the accounts of Cardax, Inc., and its wholly owned subsidiary, Cardax Pharma, Inc., and its predecessor, Cardax Pharmaceuticals, Inc., which was merged with and into Cardax, Inc., on December 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts receivable

Accounts receivable of $7,554 and $0 for as of June 30, 2017 and December 31, 2016, respectively, consists of amounts due from sales of consumer health products.

It is the Company’s policy to provide for an allowance for doubtful collections based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivables are due 30 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. There was no allowance as of June 30, 2017 and December 31, 2016.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include third party costs for finished goods. The Company utilizes contract manufacturers and receives inventory in finished form.

The Company provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality that may affect salability. There were no reserves for inventory as of June 30, 2017 and December 31, 2016.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold. Shipping and handling costs were $3,559 and $6,383 for the three and six-months ended June 30, 2017 and $0 for the three and six-months ended June 30, 2016, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales and use tax

Revenues, as presented on the accompanying income statement, include taxes collected from customers and remitted to governmental authorities. Such taxes were $1,417 and $2,635 for the three and six-months ended June 30, 2017, respectively, and $0 for the three and six-months ended June 30, 2016.

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

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	June 30, 2017	December 31, 2016
	(Unaudited)
Finished goods	$9,783	$10,827
Total inventories	$9,783	$10,827

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	June 30, 2017	December 31, 2016
	(Unaudited)
Information technology equipment	$31,892	$31,892
Less accumulated depreciation	(27,154)	(24,137)
Total property and equipment, net	$4,738	$7,755

Depreciation expense was $1,508 and $3,017, for the three and six-months ended June 30, 2017, respectively, and $1,546 and $3,152 for the three and six-months ended June 30, 2016, respectively.

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	June 30, 2017	December 31, 2016
	(Unaudited)
Patents	$432,985	$432,985
Less accumulated amortization	(252,059)	(240,275)
	180,926	192,710
Patents pending	245,678	238,060
Total intangible assets, net	$426,604	$430,770

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $5,892 and $11,784 for the three and six-months ended June 30, 2017, respectively, and $6,142 and $12,284, for the three and six-months ended June 30, 2016, respectively.

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

During the six-months ended June 30, 2017, the Company sold securities in a self-directed offering in the aggregate amount of $179,000 and $343,000 at $0.08 and $0.12, respectively, per unit. Each $0.08 unit consisted of 1 share of restricted common stock (2,237,500 shares), a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.16 per share. Each $0.12 unit consisted of 1 share of restricted common stock (2,858,329 shares) and a five-year warrant to purchase 1 share of restricted common stock (2,858,329 warrant shares) at $0.12 per share.

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

During the six-months ended June 30, 2017, the Company sold 567,644 shares of common stock for $60,000 pursuant to the EPA.

Payable settlement

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

During the six-months ended June 30, 2017, the Company granted its independent directors an aggregate of 322,916 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $50,000 for the six-months ended June 30, 2017. These shares were fully vested upon issuance.

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants was $50,000 and $25,000 for the six-months ended June 30, 2017 and 2016, respectively.

Consultant stock grant

On April 10, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.23 per share. These shares are subject to a risk of forfeiture and vest quarterly in arrears commencing on April 1, 2017. The Company recognized $5,750 in stock based compensation related to this grant during the six-months ended June 30, 2017.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2016	34,167,354	$0.47	6.57	$974,066
Exercisable January 1, 2016	34,167,354	$0.47	6.57	$974,066
Canceled	-
Granted	6,156,580
Exercised	-
Forfeited	(3,501,965)
Outstanding December 31, 2016	36,821,969	$0.41	5.94	$301,273
Exercisable December 31, 2016	36,771,969	$0.41	5.94	$299,273
Canceled	-
Granted	161,458
Exercised	-
Forfeited	-
Outstanding June 30, 2017	36,983,427	$0.40	5.44	$1,068,480
Exercisable June 30, 2017	36,983,427	$0.40	5.44	$1,068,480

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

A summary of the Company’s non-vested options for the six-months ended June 30, 2017 and year ended December 31, 2016 are presented below:

Non-vested at January 1, 2016	-
Granted	6,156,580
Vested	(6,106,580)
Forfeited	-
Non-vested at December 31, 2016	50,000
Granted	161,458
Vested	(211,458)
Forfeited	-
Non-vested at June 30, 2017	-

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued were as follows for the periods ended:

	June 30, 2017	December 31, 2016
(Unaudited)
Dividend yield	0.0%	0.0%
Risk-free rate	1.89% - 1.93%	0.80% - 1.03%
Expected volatility	231% - 232%	141% - 225%
Expected term	5 years	5 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

The Company recognized $28,500 and $356,729 in stock based compensation expense related to options during the six-months ended June 30, 2017 and 2016, respectively. Of these amounts, $0 and $227,784 were related to 0 and 3,796,385 options issued to employees in lieu of salaries accrued for services during the six-months ended June 30, 2017 and 2016, respectively; $0 and $66,445 were related to 0 and 1,107,417 options issued to consultants in lieu of fees accrued for services during the six-months ended June 30, 2017 and 2016, respectively; $25,000 and $62,500 were related to 161,458 and 1,041,667 options issued to directors as compensation for services during the six-months ended June 30, 2017 and 2016, respectively; and $3,500 and $0 were related to vesting of 50,000 and 0 options issued to a consultant as compensation for services during the six-months ended June 30, 2017 and 2016, respectively.

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2016	47,00 3,962	$0.46	3.49	$2,579,541
Exercisable January 1, 2016	47,003,962	$0.46	3.49	$2,579,541
Canceled	-
Granted	42,037,500
Exercised	-
Forfeited	(676,426)
Outstanding December 31, 2016	88,365,036	$0.30	3.50	$543,770
Exercisable December 31, 2016	88,365,036	$0.30	3.50	$543,770
Canceled	-
Granted	11,247,079
Exercised	-
Forfeited	(289,145)
Outstanding June 30, 2017	99,322,970	$0.28	3.20	$5,580,549
Exercisable June 30, 2017	99,322,970	$0.28	3.20	$5,580,549

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

The Company did not recognize any stock based compensation expense related to warrants for the six-months ended June 30, 2017 and 2016, respectively.

Warrant expiration

During the six-months ended June 30, 2017, warrants to purchase an aggregate of 289,145 shares of restricted common stock expired.

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

The Company incurred $37,500 in stock based compensation to this director during the six-months ended June 30, 2016.

The amounts payable to this director was $293,546 as of June 30, 2017 and December 31, 2016.

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

The effective tax rate for the three and six-months ended June 30, 2017 and 2016, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of June 30, 2017 and December 31, 2016, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of June 30, 2017 and 2016, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the:

	Three-months ended June 30, 2017 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(383,043)	90,305,824	$(0.00)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(383,043)	90,305,824	$(0.00)

	Three-months ended June 30, 2016 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(227,742)	73,116,801	$(0.00)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(227,742)	73,116,801	$(0.00)

	Six-months ended June 30, 2017 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(833,879)	88,409,138	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(833,879)	88,409,138	$(0.01)

	Six-months ended June 30, 2016 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(905,488)	71,102,378	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(905,488)	71,102,378	$(0.01)

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE (continued)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Common stock options	36,983,427	36,610,858
Common stock warrants	99,322,970	67,016,015
Total common stock equivalents	136,306,397	103,626,873

NOTE 13 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $7,842 and $15,771, for the three and six-months ended June 30, 2017, respectively, and $7,927 and $15,854 for the three and six-months ended June 30, 2016, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2017, condensed consolidated financial statements for subsequent events through August 11, 2017, the date the consolidated financial statements were available to be issued and noted the following non-recognized events for disclosure.

Stock issuance

In July and August 2017 (through August 11, 2017), the Company sold securities in a self-directed offering in the aggregate amount of $548,000 at $0.12 per unit. Each unit consisted of 1 share of restricted common stock (4,566,663 shares) and a five-year warrant to purchase 1 share of restricted common stock (4,566,663 warrant shares) at $0.12 per share.

Service agreement

On August 8, 2017, the Company granted 100,000 shares of restricted common stock to a service provider. These shares are subject to a risk of forfeiture. Twenty five percent (25%) of the shares vested immediately upon issuance, and twenty-five percent (25%) of the shares vest at the end of each calendar quarter thereafter.

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

We are devoting substantially all of our present efforts to establishing our business related to the development and commercialization of safe anti-inflammatory dietary supplements and drugs. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the FDA. On August 24, 2016, we launched our first commercial product, ZanthoSyn™. On January 25, 2017, we began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis. On August 10, 2017, the Company announced that it received a purchase order from GNC to stock and sell ZanthoSyn™ in all GNC corporate stores in the United States. ZanthoSyn™ is marketed as a novel astaxanthin dietary supplement with superior absorption and purity. Astaxanthin is a clinically studied ingredient with safe anti-inflammatory activity that supports joint health, cardiovascular health, metabolic health, and liver health. The form of astaxanthin utilized in ZanthoSyn™ has demonstrated excellent safety in peer-reviewed published studies and is designated as GRAS (Generally Recognized as Safe) according to FDA regulations. We are using e-commerce and wholesale as our primary sales channels for ZanthoSyn™ and are leveraging our experience and relationships in the scientific and medical community to market our product. We expect that our initial marketing program will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters. As a second generation product candidate, we are developing CDX-085, our patented astaxanthin derivative, which could reduce the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin. We also plan to pursue pharmaceutical applications of astaxanthin and related compounds.

At present we are not able to estimate if or when we will be able to generate sustained revenues. Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016:

The following table reflects our operating results for the three and six-months ended June 30, 2017 and 2016:

Operating Summary	Three-months ended June 30, 2017	Three-months ended June 30, 2016	Six-months ended June 30, 2017	Six-months ended June 30, 2016
Revenues	$66,237	$-	$174,227	$-
Cost of Goods Sold	(30,287)	-	(72,849)	-
Gross Profit	35,950	-	101,378	-
Operating Expenses	(431,168)	(274,530)	(947,306)	(952,325)
Net Operating Loss	(395,218)	(274,530)	(845,928)	(952,325)
Other Income	12,175	46,788	12,049	46,837
Net Loss	$(383,043)	$(227,742)	$(833,879)	$(905,488)

Operating Summary for the Three-Months Ended June 30, 2017 and 2016

On August 24, 2016, we launched our first commercial product, ZanthoSyn™. On January 25, 2017, we began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis. As a result, revenues were $66,237 and $0 for the three-months ended June 30, 2017 and 2016, respectively. We are using e-commerce and wholesale as our primary sales channels and are leveraging our experience and relationships in the scientific and medical community to market our product. We expect that our initial marketing program will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters. Cost of goods sold was $30,287 and $0 for the three-months ended June 30, 2017 and 2016, respectively, and included costs of the product, shipping and handling, sales taxes, and merchant fees. Gross profit was $35,950 for the three-months ended June 30, 2017, which represented a gross profit margin of 54%.

Operating expenses were $431,168 and $274,530 for the three-months ended June 30, 2017 and 2016, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with agreements entered into with each employee, consultant, or service provider. Included in operating expenses were $45,000 and $0 in stock based compensation for the three-months ended June 30, 2017 and 2016, respectively.

Other income was $12,175 and $46,788 for the three-months ended June 30, 2017 and 2016, respectively. For the three-months ended June 30, 2017 and 2016, other income primarily consisted of a state refundable tax credit of $12,598 and $47,082, respectively.

Operating Summary for the Six-Months Ended June 30, 2017 and 2016

On August 24, 2016, we launched our first commercial product, ZanthoSyn™. On January 25, 2017, we began selling ZanthoSyn™ to GNC stores in Hawaii on a wholesale basis. As a result, revenues were $174,227 and $0 for the six-months ended June 30, 2017 and 2016, respectively. We are using e-commerce and wholesale as our primary sales channels and are leveraging our experience and relationships in the scientific and medical community to market our product. We expect that our initial marketing program will continue to focus on outreach to physicians, healthcare professionals, and consumers over the following several fiscal quarters. Cost of goods sold was $72,849 and $0 for the six-months ended June 30, 2017 and 2016, respectively, and included costs of the product, shipping and handling, sales taxes, and merchant fees. Gross profit was $101,378 for the six-months ended June 30, 2017, which represented a gross profit margin of 58%.

Operating expenses were $947,306 and $952,325 for the six-months ended June 30, 2017 and 2016, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with agreements entered into with each employee, consultant, or service provider. Included in operating expenses were $84,250 and $381,729 in stock based compensation for the six-months ended June 30, 2017 and 2016, respectively.

Other income was $12,049 and $46,837 for the six-months ended June 30, 2017 and 2016, respectively. For the six-months ended June 30, 2017 and 2016, other income primarily consisted of a state refundable tax credit of $12,598 and $47,082, respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the six-months ended June 30, 2017 and 2016, we used cash in operating activities in the amount of $654,299 and $459,968, respectively, and incurred a net loss of $833,879 and $905,488, respectively.

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

In addition to the $582,000 raised in the six-months ended June 30, 2017 and the $548,000 raised in July and August 2017 (through August 11, 2017), we intend to raise additional capital that would fund our operations through at least December 31, 2017. We may continue to obtain additional financing from investors through the private placement of our Common Stock and warrants to purchase our Common Stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable. We also may access capital under the previously reported equity purchase agreement, pursuant to which we have the right, but not the obligation, to sell shares of our Common Stock, as described in our Registration Statement on Form S-1 (333-214049) filed on February 8, 2017.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;
●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and
●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Six-months ended June 30, 2017	Six-months ended June 30, 2016
Net Cash Used in Operating Activities	$(654,299)	$(459,968)
Net Cash Used in Investing Activities	(7,618)	(19,972)
Net Cash Provided by Financing Activities	582,000	563,000
Net Cash Increase (Decrease) for Period	(79,917)	83,060
Cash at Beginning of Period	158,433	323,410
Cash at End of Period	$78,516	$406,470

Cash Flows from Operating Activities

During the six-months ended June 30, 2017 and 2016, our operating activities primarily consisted of payments, accruals, or stock based compensation for employees, directors, and consultants for services related to research and development, administration, and sales and marketing.

Cash Flows from Investing Activities

During the six-months ended June 30, 2017 and 2016, our investing activities were related to expenditures on patents.

Cash Flows from Financing Activities

During the six-months ended June 30, 2017 and 2016, our financing activities consisted of transactions in which we raised proceeds through the issuance of our Common Stock.

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

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From April 1, 2017 through June 30, 2017, we sold 2,441,663 Units for an aggregate purchase price of $293,000, and from July 1, 2017 through August 11, 2017, we sold 4,566,663 Units for an aggregate purchase price of $548,000. Each Unit consisted of: (i) one (1) share of our Common Stock, and (ii) a five-year warrant to purchase one (1) share of our Common Stock at $0.12. No placement agent or broker dealer was used or participated in any offering or sale of the Units.

The foregoing summary of the Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which was filed with our Annual Report on Form 10-K on March 31, 2017.

Service Agreements

On April 10, 2017, we granted 100,000 shares of our Common Stock to a service provider. These shares are subject to a risk of forfeiture and vest quarterly in arrears commencing on April 1, 2017.

On August 8, 2017, we granted 100,000 shares of our Common Stock to a service provider. These shares are subject to a risk of forfeiture. Twenty five percent (25%) of the shares vested immediately upon issuance, and twenty-five percent (25%) of the shares vest at the end of each calendar quarter thereafter.

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
101.INS(3) 101.SCH(3) 101.CAL(3) 101.DEF(3) 101.LAB(3) 101.PRE(3)

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

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

Dated: August 11, 2017

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

