Form 10-Q
period 2017-09-30
CARDAX, INC.
filed 2017-11-14
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of November 14, 2017, there were 122,299,516 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

September 30, 2017 and 2016

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,798,320	$158,433
Accounts receivable	276,303	-
Inventories	54,790	10,827
Deposits and other assets	197,726	122,876
Prepaid expenses	20,148	19,919

Total current assets	3,347,287	312,055

PROPERTY AND EQUIPMENT, net	3,242	7,755

INTANGIBLE ASSETS, net	429,231	430,770

TOTAL ASSETS	$3,779,760	$750,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,484,744	$3,510,464
Accounts payable and accrued expenses	668,373	657,094
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,621,663	4,636,104

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,621,663	4,636,104

STOCKHOLDERS' DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 121,345,130 and 85,068,709 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	121,345	85,069
Additional paid-in-capital	56,187,899	51,963,269
Deferred compensation	(20,250)	-
Accumulated deficit	(57,130,897)	(55,933,862)

Total stockholders' deficit	(841,903)	(3,885,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,779,760	$750,580

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months		For the nine-months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$321,861	$11,160	$496,088	$11,160

COST OF GOODS SOLD	149,207	5,717	222,056	5,717

GROSS PROFIT	172,654	5,443	274,032	5,443

OPERATING EXPENSES:
General and administrative expenses	192,533	213,275	695,691	595,757
Research and development	112,494	87,735	316,861	260,413
Sales and marketing	164,748	63,375	305,478	63,375
Stock based compensation	58,250	116,583	142,500	498,312
Depreciation and amortization	7,388	6,619	22,189	22,055

Total operating expenses	535,413	487,587	1,482,719	1,439,912

Loss from operations	(362,759)	(482,144)	(1,208,687)	(1,434,469)

OTHER INCOME (EXPENSES):
Other income	-	-	12,598	47,082
Interest income	676	594	1,844	1,768
Interest expense	(1,073)	(888)	(2,790)	(2,307)

Total other (expenses) income, net	(397)	(294)	11,652	46,543

Loss before the provision for income taxes	(363,156)	(482,438)	(1,197,035)	(1,387,926)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(363,156)	$(482,438)	$(1,197,035)	$(1,387,926)

NET LOSS PER SHARE
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	100,587,843	79,581,511	92,513,317	73,949,386
Diluted	100,587,843	79,581,511	92,513,317	73,949,386

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine-months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,197,035)	$(1,387,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,189	22,055
Stock based compensation	142,500	204,083
Changes in assets and liabilities:
Accounts receivable	(276,303)	-
Inventories	(43,963)	(25,275)
Deposits and other assets	(74,850)	(1,767)
Prepaid expenses	(229)	(19,084)
Accrued payroll and payroll related expenses	(25,720)	270,763
Accounts payable and accrued expenses	55,979	78,770

Net cash used in operating activities	(1,397,432)	(858,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patents	(16,137)	(24,131)

Net cash used in investing activities	(16,137)	(24,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,013,456	800,000
Proceeds from the exercise of warrants	40,000	-

Net cash provided by financing activities	4,053,456	800,000

NET INCREASE (DECREASE) IN CASH	2,639,887	(82,512)

CASH AT THE BEGINNING OF THE PERIOD	158,433	323,410

CASH AT THE END OF THE PERIOD	$2,798,320	$240,898

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accrued payroll and payroll related expenses into stock options	$-	$227,784
Conversion of accounts payable into stock options	$-	$66,445
Conversion of accounts payable into restricted stock	$44,700	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$2,790	$2,249
Cash paid for income taxes	$-	$-

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

The Company is engaged in the development, marketing, and distribution of consumer health products in the United States. The Company’s first commercial product, ZanthoSyn®, is a physician recommended anti-inflammatory supplement for health and longevity that features astaxanthin with optimal absorption and purity. The Company sells ZanthoSyn® primarily through e-commerce and wholesale channels. As a second generation product, the Company is developing CDX-085, its patented astaxanthin derivative for highly concentrated astaxanthin product applications. The Company also plans to pursue pharmaceutical applications of astaxanthin and related compounds. The safety and efficacy of the Company’s products have not been directly evaluated in clinical trials or confirmed by the FDA.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

Going concern matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $363,156 and $1,197,035 for the three and nine months ended September 30, 2017, respectively, and a net loss of $482,438 and $1,387,926 for the three and nine-months ended September 30, 2016, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $57,130,897 as of September 30, 2017, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its business. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

In addition to the $4,053,456 raised in the nine-months ended September 30, 2017, the Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2017 and 2016. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The condensed consolidated financial statements include the accounts of Cardax, Inc., and its wholly owned subsidiary, Cardax Pharma, Inc., and its predecessor, Cardax Pharmaceuticals, Inc., which was merged with and into Cardax, Inc., on December 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts receivable

Accounts receivable of $276,303 and $0 for as of September 30, 2017 and December 31, 2016, respectively, consists of amounts due from sales of consumer health products.

It is the Company’s policy to provide for an allowance for doubtful collections based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivables are due 60 days after the issuance of the invoice. Receivables past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. There was no allowance as of September 30, 2017 and December 31, 2016.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include third party costs for finished goods. The Company utilizes contract manufacturers and receives inventory in finished form.

The Company provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality that may affect salability. There were no reserves for inventory as of September 30, 2017 and December 31, 2016.

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

Cost of goods sold

Cost of goods sold is comprised of costs to manufacture or acquire products sold to customers, direct and indirect distribution costs, and other costs incurred in the sale of goods.

Shipping and handling costs

Shipping and handling costs are included in cost of goods sold. Shipping and handling costs were $1,053 and $7,436 for the three and nine-months ended September 30, 2017, respectively, and $630 for the three and nine-months ended September 30, 2016.

Sales and use tax

Revenues, as presented on the accompanying income statement, include taxes collected from customers and remitted to governmental authorities. Such taxes were $1,535 and $4,170 for the three and nine-months ended September 30, 2017, respectively, and $378 for the three and nine-months ended September 30, 2016.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued three Accounting Standards Updates (“ASUs”) in 2016 that affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, and are effective upon adoption of ASU No. 2014-09. The Company is currently evaluating the impact the new revenue recognition guidance will have on its Financial Statements, including the following ASUs:

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. This ASU was issued as part of the FASB’s simplification initiative focused on improving areas of U.S. GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of this updated standard. The Company does not believe this update will have a significant impact on its consolidated financial statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 23). The amendments of ASU No. 2016-18 require that a statement of cash flow explain the change during a period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance of ASU No. 2016-18 is effective for the Company’s fiscal years beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact the new statement of cash flow guidance will have on its consolidated financial statements.

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

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	September 30, 2017	December 31, 2016
	(Unaudited)
Finished goods	$54,790	$10,827
Total inventories	$54,790	$10,827

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	September 30, 2017	December 31, 2016
	(Unaudited)
Information technology equipment	$31,892	$31,892
Less accumulated depreciation	(28,650)	(24,137)
Total property and equipment, net	$3,242	$7,755

Depreciation expense was $1,496 and $4,513, for the three and nine-months ended September 30, 2017, respectively, and $1,508 and $4,660 for the three and nine-months ended September 30, 2016, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	September 30, 2017	December 31, 2016
	(Unaudited)
Patents	$432,985	$432,985
Less accumulated amortization	(257,951)	(240,275)
	175,034	192,710
Patents pending	254,197	238,060
Total intangible assets, net	$429,231	$430,770

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $5,892 and $17,676 for the three and nine-months ended September 30, 2017, respectively, and $5,111 and $17,395, for the three and nine-months ended September 30, 2016, respectively.

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

During the nine-months ended September 30, 2017, the Company sold securities in a self-directed offering in the aggregate amount of $179,000 and $3,744,456 at $0.08 and $0.12, respectively, per unit. Each $0.08 unit consisted of 1 share of restricted common stock (2,237,500 shares), a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.16 per share. Each $0.12 unit consisted of 1 share of restricted common stock (31,453,788 shares) and a five-year warrant to purchase 1 share of restricted common stock (31,453,788 warrant shares) at $0.12 per share.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

Equity purchase agreement (continued)

During the three and nine-months ended September 30, 2017, the Company sold 0 and 567,644, respectively, shares of common stock for $0 and $60,000, respectively, pursuant to the EPA.

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

During the three and nine-months ended September 30, 2017, the Company granted its independent directors an aggregate of 95,109 and 418,025, shares of restricted common stock in the Company respectively. The total fair value of this stock on the date of grant was $43,750 and $93,750 for the three and nine-months ended September 30, 2017, respectively. These shares were fully vested upon issuance.

The Company recognizes the expense related to these grants ratably over the requisite service period. Total stock compensation expense recognized as a result of these grants were $43,750 and $93,750 for the three and nine-months ended September 30, 2017, respectively, and $4,166 and $29,166 for the three and nine-months ended September 30, 2016, respectively.

Consultant stock grant

On April 10, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.23 per share. These shares are subject to a risk of forfeiture and vest quarterly in arrears commencing on April 1, 2017. The Company recognized $5,750 and $11,500 in stock based compensation related to this grant during the three and nine-months ended September 30, 2017, respectively.

On August 8, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.175 per share. These shares are subject to a risk of forfeiture and vest 25% upon grant and quarterly in arrears thereafter commencing on September 1, 2017. The Company recognized $8,750 in stock based compensation related to this grant during the three and nine-months ended September 30, 2017.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2016	34,167,354	$0.47	6.57	$974,066
Exercisable January 1, 2016	34,167,354	$0.47	6.57	$974,066
Canceled	-
Granted	6,156,580
Exercised	-
Forfeited	(3,501,965)
Outstanding December 31, 2016	36,821,969	$0.41	5.94	$301,273
Exercisable December 31, 2016	36,771,969	$0.41	5.94	$299,273
Canceled	-
Granted	961,458
Exercised	(145,000)
Forfeited	-
Outstanding September 30, 2017	37,638,427	$0.41	5.30	$5,168,809
Exercisable September 30, 2017	36,838,427	$0.41	5.20	$5,168,809

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on September 30, 2017, based on a valuation of the Company’s stock for that day.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

A summary of the Company’s non-vested options for the nine-months ended September 30, 2017 and year ended December 31, 2016 are presented below:

Non-vested at January 1, 2016	-
Granted	6,156,580
Vested	(6,106,580)
Forfeited	-
Non-vested at December 31, 2016	50,000
Granted	961,458
Vested	(161,458)
Forfeited	-
Non-vested at September 30, 2017	800,000

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued were as follows for the periods ended:

	September 30, 2017	December 31, 2016
(Unaudited)
Dividend yield	0.0%	0.0%
Risk-free rate	1.89% - 2.07%	0.80% - 1.03%
Expected volatility	221% - 232%	141% - 225%
Expected term	5 - 7 years	5 years

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

The Company records forfeitures as they occur and reverses compensation cost previously recognized, in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.

Stock option exercise

During the three and nine-months ended September 30, 2017, the Company issued 107,497 shares of common stock in connection with the cashless exercise of stock options for 100,000 and 45,000 shares of common stock at $0.155 and $0.06, respectively, per share with 37,503 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

The Company recognized stock based compensation expense related to options during the:

	Three-months ended September 30
	2017		2016
	Number	Amount	Number	Amount

In lieu of accrued salaries	-	$-	-	$-
In lieu of accrued fees for services	-	-	-	-
Compensation for services	-	-	25,000	1,750
Director compensation	-	-	27,778	4,167

Total	-	$-	52,778	$5,917

	Nine-months ended September 30
	2017		2016
	Number	Amount	Number	Amount

In lieu of accrued salaries	-	$-	3,796,385	$227,784
In lieu of accrued fees for services	-	-	1,107,417	66,445
Compensation for services	50,000	3,500	25,000	1,750
Director compensation	161,458	25,000	1,069,445	66,667

Total	211,458	$28,500	5,998,247	$362,646

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2016	47,003,962	$0.46	3.49	$2,579,541
Exercisable January 1, 2016	47,003,962	$0.46	3.49	$2,579,541
Canceled	-
Granted	42,037,500
Exercised	-
Forfeited	(676,426)
Outstanding December 31, 2016	88,365,036	$0.30	3.50	$543,770
Exercisable December 31, 2016	88,365,036	$0.30	3.50	$543,770
Canceled	-
Granted	39,842,538
Exercised	(798,000)
Forfeited	(391,028)
Outstanding September 30, 2017	127,018,546	$0.24	3.40	$33,412,459
Exercisable September 30, 2017	127,018,546	$0.24	3.40	$33,412,459

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

The Company did not recognize any stock based compensation expense related to warrants for the three and nine-months ended September 30, 2017 and 2016, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – WARRANTS (continued)

Warrant exercise

During the three and nine-months ended September 30, 2017, the Company issued 233,217 shares of common stock in connection with the cashless exercise of warrants for 298,000 shares of common stock at $0.10per share with 64,783 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

During the three and nine-months ended September 30, 2017, the Company issued 500,000 shares of common stock in connection with the exercise of warrants for 500,000 shares of common stock at $0.08 per share in exchange for $40,000.

Warrant expiration

During the three and nine-months ended September 30, 2017, warrants to purchase an aggregate of 101,883 and 391,028 shares of restricted common stock expired.

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

The amount payable to this director was $293,546 as of September 30, 2017 and December 31, 2016.

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

The effective tax rate for the three and nine-months ended September 30, 2017 and 2016, differs from the statutory rate of 34% as a result of the state taxes (net of Federal benefit) and permanent differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of September 30, 2017 and December 31, 2016, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of September 30, 2017 and 2016, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the:

	Three-months ended September 30, 2017 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(363,156)	100,587,843	$(0.00)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(363,156)	100,587,843	$(0.00)

	Three-months ended September 30, 2016 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(482,438)	79,581,511	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(482,438)	79,581,511	$(0.01)

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE (continued)

	Nine-months ended September 30, 2017 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,197,035)	92,513,317	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,197,035)	92,513,317	$(0.01)

	Nine-months ended September 30, 2016 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,387,926)	73,949,386	$(0.02)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,387,926)	73,949,386	$(0.02)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Common stock options	36,838,427	36,738,636
Common stock warrants	127,018,546	75,842,649
Total common stock equivalents	163,856,973	112,581,285

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $8,164 and $23,935, for the three and nine-months ended September 30, 2017, respectively, and $7,929 and $23,784 for the three and nine-months ended September 30, 2016, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance and noted the following non-recognized events for disclosure.

In October 2017, the Company sold securities in a self-directed offering in the aggregate amount of $124,979 at $0.30 per unit. Each $0.30 unit consisted of 1 share of restricted common stock (416,595 shares) and a five-year warrant to purchase 1 share of restricted common stock (416,595 warrant shares) at $0.30 per share.

In October 2017, the Company issued 537,791 shares of common stock in connection with the cashless exercise of stock options for 625,000 shares of common stock at $0.06 per share with 87,209 shares of common stock forfeited for the cashless exercise.

On November 1, 2017, the Company issued options to purchase 1,000,000 shares of common stock at $0.44 per share to an employee. These shares vest over a four-year period and expire ten years after the date of grant.

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

We are devoting substantially all of our present efforts to establishing our business related to the development and commercialization of safe anti-inflammatory dietary supplements and drugs. Our first commercial product, ZanthoSyn®, is a physician recommended anti-inflammatory supplement for health and longevity that features astaxanthin with optimal absorption and purity. The form of astaxanthin utilized in ZanthoSyn® has demonstrated excellent safety in peer-reviewed published studies and is designated as GRAS (Generally Recognized as Safe) according to FDA regulations. We sell ZanthoSyn® primarily through e-commerce and wholesale channels and expect that our marketing program will continue to focus on education of physicians, healthcare professionals, retail personnel, and consumers. As a second generation product candidate, we are developing CDX-085, our patented astaxanthin derivative for highly concentrated astaxanthin product applications. We also plan to pursue pharmaceutical applications of astaxanthin and related compounds. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the FDA.

Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016:

The following table reflects our operating results for the three and nine-months ended September 30, 2017 and 2016:

Operating Summary	Three-months ended September 30, 2017	Three-months ended September 30, 2016	Nine-months ended September 30, 2017	Nine-months ended September 30, 2016
Revenues	$321,861	$11,160	$496,088	$11,160
Cost of Goods Sold	(149,207)	(5,717)	(222,056)	(5,717)
Gross Profit	172,654	5,443	274,032	5,443
Operating Expenses	(535,413)	(487,587)	(1,482,719)	(1,439,912)
Net Operating Loss	(362,759)	(482,144)	(1,208,687)	(1,434,469)
Other (Expenses) Income, net	(397)	(294)	11,652	46,543
Net Loss	$(363,156)	$(482,438)	$(1,197,035)	$(1,387,926)

Operating Summary for the Three-Months Ended September 30, 2017 and 2016

We sell ZanthoSyn® primarily through e-commerce and wholesale channels. We launched our e-commerce channel in August 2016 and began wholesaling to GNC stores in Hawaii on January 25, 2017 and GNC corporate stores across the United States on August 10, 2017. As a result, revenues were $321,861 and $11,160 for the three-months ended September 30, 2017 and 2016, respectively. Costs of goods sold were $149,207 and $5,717 for the three-months ended September 30, 2017 and 2016, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $172,654 and $5,443 for the three-months ended September 30, 2017 and 2016, respectively, which represented gross profit margins of approximately 54% and 49%, respectively.

Operating expenses were $535,413 and $487,587 for the three-months ended September 30, 2017 and 2016, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with agreements entered into with each employee, consultant, or service provider. Included in operating expenses were $58,250 and $116,583 in stock based compensation for the three-months ended September 30, 2017 and 2016, respectively.

Other income (expenses), net, were $(397) and $(294) for the three-months ended September 30, 2017 and 2016, respectively. For the three-months ended September 30, 2017 and 2016, other income (expenses), net, primarily consisted of interest expense $(1,037) and $(888), respectively.

Operating Summary for the Nine-Months Ended September 30, 2017 and 2016

We sell ZanthoSyn® primarily through e-commerce and wholesale channels. We launched our e-commerce channel in August 2016 and began wholesaling to GNC stores in Hawaii on January 25, 2017 and GNC corporate stores across the United States on August 10, 2017. As a result, revenues were $496,088 and $11,160 for the nine-months ended September 30, 2017 and 2016, respectively. Costs of goods sold were $222,056 and $5,717 for the nine-months ended September 30, 2017 and 2016, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $274,032 and $5,443 for the nine-months ended September 30, 2017 and 2016, respectively, which represented gross profit margins of approximately 55% and 49%, respectively.

Operating expenses were $1,482,719 and $1,439,912 for the nine-months ended September 30, 2017 and 2016, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with agreements entered into with each employee, consultant, or service provider. Included in operating expenses were $142,500 and $498,312 in stock based compensation for the nine-months ended September 30, 2017 and 2016, respectively.

Other income (expenses), net, were $11,652 and $46,543 for the nine-months ended September 30, 2017 and 2016, respectively. For the nine-months ended September 30, 2017 and 2016, other income primarily consisted of a state refundable tax credit of $12,598 and $47,082, respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the nine-months ended September 30, 2017 and 2016, we used cash in operating activities in the amount of $1,442,132 and $858,381, respectively, and incurred a net loss of $1,197,035 and $1,387,926, respectively.

We require additional financing in order to continue to fund our operations, and pay existing and future liabilities and other obligations.

In addition to the $4,053,456 raised in the nine-months ended September 30, 2017, we intend to raise additional capital that would fund our operations through at least December 31, 2017. We may continue to obtain additional financing from investors through the private placement of our Common Stock and warrants to purchase our Common Stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable. We also may access capital under the previously reported equity purchase agreement, pursuant to which we have the right, but not the obligation, to sell shares of our Common Stock, as described in our Registration Statement on Form S-1 (333-214049) filed on February 8, 2017.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	the progress of research and development programs;
●	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities; and
●	revenues from the sale of any products or license revenues and the cost of any production or other operating expenses.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Nine-months ended September 30, 2017	Nine-months ended September 30, 2016
Net Cash Used in Operating Activities	$(1,397,432)	$(858,381)
Net Cash Used in Investing Activities	(16,137)	(24,131)
Net Cash Provided by Financing Activities	4,053,456	800,000
Net Cash Increase (Decrease) for Period	2,639,887	(82,512)
Cash at Beginning of Period	158,433	323,410
Cash at End of Period	$2,798,320	$240,898

Cash Flows from Operating Activities

During the nine-months ended September 30, 2017 and 2016, our operating activities primarily consisted of payments or accruals for employees, directors, and consultants for services related to research and development, administration, and sales and marketing.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2017 and 2016, and our investing activities were primarily related to expenditures on patents.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2017 and 2016, our financing activities consisted of transactions in which we raised proceeds through the issuance of our Common Stock.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued shares of our Common Stock in the following transactions:

2017 Unit Offering (1)

We sold securities under separate subscription agreements (each, a “2017(1)-Subscription Agreement”), by and between the Company and investors (each a “2017(1)-Purchaser” and collectively, the “2017(1)-Purchasers”) pursuant to which we issued and sold to the 2017(1)-Purchasers units (each a “2017(1)-Unit” and collectively the “2017(1)-Units”) consisting of shares of our Common Stock and warrants to purchase shares of our Common Stock.

From July 1, 2017 through September 30, 2017, we sold 28,595,459 of the 2017(1)-Units for an aggregate purchase price of $3,431,456. Each of the 2017(1)-Unit consisted of: (i) one (1) share of our Common Stock, and (ii) a five-year warrant to purchase one (1) share of our Common Stock at $0.12. No placement agent or broker dealer was used or participated in any offering or sale of the of the 2017(1)-Units.

The foregoing summary of the of the 2017(1)-Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which was filed with our Annual Report on Form 10-K on March 31, 2017.

2017 Unit Offering (2)

We sold securities under separate subscription agreements (each, a “2017(2)-Subscription Agreement”), by and between the Company and investors (each a “2017(2)-Purchaser” and collectively, the “2017(2)-Purchasers”) pursuant to which we issued and sold to the 2017(2)-Purchasers units (each a “2017(2)-Unit” and collectively the “2017(2)-Units”) consisting of shares of our Common Stock and warrants to purchase shares of our Common Stock.

From October 1, 2017 through November 14, 2017, we sold 416,595 of the 2017(2)-Units for an aggregate purchase price of $124,979. Each 2017(2)-Unit consisted of: (i) one (1) share of our Common Stock, and (ii) a five-year warrant to purchase one (1) share of our Common Stock at $0.30. No placement agent or broker dealer was used or participated in any offering or sale of the 2017(2)-Units.

The foregoing summary of the 2017(2)-Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1(1)	Form of Subscription Agreement

10.2(2)	Form of Subscription Agreement

10.3(3)	Exclusivity Agreement, dated as of October 16, 2017, by and between Cardax, Inc. and General Nutrition Corporation

31.1(2)	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) (2) (3) (4)

Filed as an exhibit to the Annual Report on Form 10-K of the Company filed March 31, 2017.

Filed herewith.

Filed as an exhibit to the Current Report on Form 8-K of the Company filed October 20, 2017.

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

Dated: November 14, 2017

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

