Form 10-K
period 2017-12-31
CARDAX, INC.
filed 2018-03-27
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there were 91,713,848 shares of common stock, par value $0.001 per share (“common stock”), outstanding, and all of such shares were held by non-affiliates. As of such date, the aggregate market value of voting and non-voting common equity held by non-affiliates was $18,342,770.

As of March 26, 2018, there were 122,674,516 shares of common stock of the registrant outstanding.

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

Overview

We are a life sciences company engaged in the development, marketing, and distribution of consumer health products and we are a smaller reporting company as defined by applicable federal securities regulations.

We were incorporated on January 30, 2012, as a Delaware corporation, under the name “Koffee Korner Inc., and later changed our name to Cardax, Inc. in a February 7, 2014 reverse merger (the “Merger”) that acquired the life sciences business of Pharma. Prior to the February 7, 2014, our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. On December 30, 2015, our former principal stockholder, Holdings, merged with and into us.

Our executive offices are located at 2800 Woodlawn Drive, Suite 129, Honolulu, Hawaii 96822; our telephone number is (808) 457-1400. Our website is located at https://www.cardaxpharma.com. The information on our website is not part of this annual report.

Our Business

We are a life sciences company engaged in the development, marketing, and distribution of consumer health products. We believe we are well positioned for significant and sustained growth via the commercialization of consumer health products utilizing synthetically manufactured astaxanthin and related xanthophyll carotenoids, which support health and longevity by reducing inflammation at the cellular and mitochondrial level without inhibiting normal function. We may also pursue the development of astaxanthin and related xanthophyll carotenoids for pharmaceutical applications. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the U.S. Food and Drug Administration (the “FDA”).

Our Products

ZanthoSyn® is marketed as a novel astaxanthin dietary supplement with superior absorption and purity. Astaxanthin is a naturally occurring molecule with safe anti-inflammatory activity that supports joint health, cardiovascular health, metabolic health, liver health, and longevity. The form of astaxanthin utilized in ZanthoSyn® has demonstrated excellent safety in peer-reviewed published studies and is Generally Recognized as Safe (“GRAS”) according to FDA regulations.

We sell ZanthoSyn® primarily through e-commerce and wholesale channels. We launched our e-commerce channel in August 2016 and began selling to General Nutrition Corporation (“GNC”) stores in Hawaii on January 25, 2017 and GNC corporate stores across the United States on August 10, 2017. ZanthoSyn® is currently available at over three thousand GNC corporate stores in the United States. ZanthoSyn® was the top selling product at GNC stores in Hawaii during the fourth quarter of 2017. We have also sold ZanthoSyn® on a wholesale basis to Health Elite Club Limited, a Hong Kong-based company.

Our ZanthoSyn® product manufacturing process relies on certain third-party suppliers and this dependence creates several risks, including limited control over pricing, availability, quality, and delivery schedules. In addition, any supply interruption could materially harm our ability to manufacture ZanthoSyn® until a new source of supply is obtained on acceptable terms. We may be unable to find such other sources in a reasonable time period or on commercially reasonable terms, if at all, which would have an adverse effect on our business, financial condition and results of operations.

We market ZanthoSyn® primarily through a two-pronged approach:

●	Physician outreach and education, where ZanthoSyn® is positioned as the first safe, physician friendly, anti-inflammatory for health and longevity, and GNC serves as a convenient and credible distribution channel for physicians recommending ZanthoSyn®

●	GNC store outreach, education, and in-store sales support, building on the ability to utilize ZanthoSyn® as a foundation of health, wellness, and performance regimens

Our sales and marketing program was initially launched in Hawaii, where robust physician outreach and education coupled with GNC store outreach, education, and in-store sales support increased consumer awareness and catalyzed strong sales growth. We have also launched this program in major markets in California and expect to extend this program nationally as resources permit. To support these efforts, we have hired additional sales and marketing personnel.

We may also conduct human clinical trials with astaxanthin. While the FDA does not require human clinical trials for consumer health products, we believe that positive results from human clinical trials would promote scientific and consumer awareness of astaxanthin’s health and longevity applications.

As a next generation ZanthoSyn® product, we are developing CDX-085, our patented astaxanthin derivative for more concentrated astaxanthin product applications. In collaboration with the University of Hawaii, we demonstrated that astaxanthin through administration of CDX-085 activated an important anti-aging gene in rodents. Following these results, the National Institutes of Health selected CDX-085 for an important anti-aging research program.

Synthetic Astaxanthin vs. Natural Astaxanthin

We believe synthetic astaxanthin offers significant advantages compared to astaxanthin from microalgae, krill, or other sources:

●	Synthetic astaxanthin can be formulated for superior bioavailability; in a human study comparing ZanthoSyn® (our synthetic astaxanthin dietary supplement) to a leading microalgal astaxanthin product, the astaxanthin blood levels following administration of ZanthoSyn® were nearly 3 times higher than the microalgal astaxanthin product at the same dose.

●	Synthetic astaxanthin has been extensively tested in a battery of toxicity studies, including acute, subacute, subchronic, and chronic toxicity studies, carcinogenicity studies, genotoxicity studies, and developmental and reproductive toxicity studies; whereas to our knowledge microalgal or other sources of astaxanthin have not undergone the same amount of safety testing in such toxicity studies.

●	Synthetic astaxanthin is manufactured with superior purity and precision, whereas astaxanthin extracted from microalgae and krill oil is obtained in a complex mixture, which may include many unknown marine byproducts.

●	Synthetic manufacture of astaxanthin is scalable, whereas we believe the ability to readily scale the production and extraction of astaxanthin from microalgae or other sources will be limited as demand for astaxanthin grows.

●	Synthetic manufacture of astaxanthin emits fewer greenhouse gases and consumes less energy, raw material, and land than traditional microalgal astaxanthin production.

Research and Development

Our research and development program is presently comprised of employees, consultants, including regulatory, scientific, and medical professionals, and third-party collaborators or contract organizations, including academic institutions, contract research organizations, and contract manufacturing organizations. We utilized dedicated internal synthetic chemistry, biology, and bioanalytical chemistry laboratories and a research and development staff to conduct discovery stage synthesis of product candidates (with transfer of materials and/or methods for additional process development and/or testing), in vitro testing of product candidates and related components to elucidate the mechanism of action, and analysis of biological samples from internal research and/or contract organizations to detect and quantify levels of product candidates and related components following administration of product in various studies. Our research and development staff has also worked with other professionals to identify, contract and transfer materials and methods, and oversee research and manufacturing by contract organizations. Contract organizations provide us with access to larger scale manufacturing, animal proof-of-concept studies, pharmacokinetics, and toxicity, and analysis that would not otherwise be available to us without significant expense. We anticipate that the majority of our research and development will be conducted by contract organizations with direction and oversight by our current internal research and development personnel, including two Ph.D. scientists, two Ph.D. scientific executives, one operational executive, and one M.D. consultant.

In addition to conducting or overseeing research and development activities, our research and development personnel analyze and interpret other research on astaxanthin, as well as related compounds, competing products, applicable health applications, and industry trends. In the United States National Library of Medicine’s online repository, PubMed.gov, there are more than 1,600 peer-reviewed journal articles that reference astaxanthin in the title or abstract, over 400 of which were published in the last three years, with the vast majority published by organizations and researchers that are not affiliated with us. This type of “open-source” research has served to significantly advance the understanding of astaxanthin, and has also presented our research and development personnel with the critical task of keeping up-to-date on all of the latest research and interpreting and integrating the findings with our research and that of others in order to serve as the preeminent thought leaders on astaxanthin’s mechanism of action and its application in biological systems.

Our research and development expenditures totaled $460,991 and $347,885 for the years ended December 31, 2017 and 2016. These expenditures primarily reflect the compensation of our research and development personnel and product development activities.

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

FDA Regulation

Life sciences companies must comply with comprehensive regulation by the FDA and other regulatory agencies in the United States and comparable authorities in other countries. While the FDA does not require human clinical trials for consumer health products, we may conduct Phase I, Phase II, and/or Phase III clinical trials with our products.

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

Other Regulations

Pharmaceutical companies are subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. The Anti-Kickback Statute is a federal criminal statute that makes it illegal for any person, including a prescription drug manufacturer, or a party acting on its behalf, to knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in exchange for, or to induce, the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. Some of the state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs.

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

Numerous pharmaceutical and biotechnology companies are developing or producing anti-inflammatories. These companies include, but are not limited to: AbbVie, Amgen, Astellas, AstraZeneca, Bayer, Boehringer Ingelheim, Bristol-Myers Squibb, Eisai, Eli Lilly, Gilead, GlaxoSmithKline, Johnson & Johnson, Merck, MT Pharma, Nestle/Pamlab, Novartis, Pfizer, Reata, Roche/Genentech, Sanofi-Aventis, Servier, Takeda, and Vivus.

In addition to competing with other anti-inflammatories in health applications, we compete with microalgal astaxanthin consumer health products on the basis of our global-scale manufacturing capability and product purity. Leading manufacturers of microalgal astaxanthin include Cyanotech, which produces the BioAstin brand; Fuji Health Science (parent company: Fuji Chemical), which produces the AstaREAL brand; and Algatechnologies, which produces the AstaPure brand. Many other companies, including Valensa International (parent company: EID Parry), acquire astaxanthin from these or other smaller manufacturers. We believe that large-scale, multi-fold expansion of naturally produced microalgal astaxanthin would require large amounts of land, and fresh water for open pond systems or large amounts of infrastructure and energy for closed systems, and, consequently, a significant if not overwhelming amount of investment capital. Furthermore, microalgal astaxanthin products, which are lipophilic extracts of a commercially cultivated microalgae, typically have relatively low astaxanthin content, with the majority of the product comprised of other lipophilic, non-astaxanthin microalgal compounds. In contrast, our synthetically manufactured astaxanthin products have very high astaxanthin content, with consistent purity. Higher relative astaxanthin content reduces the size/number of capsules or tablets required to achieve equivalent circulating levels of astaxanthin. We may also face competition from other synthetic astaxanthin consumer health products, although competitors in this space are limited by the substantial cost and technical expertise required to develop large-scale, industrial production of astaxanthin.

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

Raw Materials and Components

We utilize contract manufacturers and/or other third-party suppliers for the production of our products and product candidates. The raw materials and supplies required for the production of our products and product candidates may be available, in some instances from one supplier, and in other instances, from multiple suppliers. In those cases where raw materials are only available through one supplier, such supplier may be either a sole source (the only recognized supply source available to us) or a single source (the only approved supply source for us among other sources). We, our contract manufacturers, and/or other third-party suppliers will adopt appropriate policies to attempt, to the extent feasible, to minimize our raw material supply risks, including maintenance of greater levels of raw materials inventory and implementation of multiple raw materials sourcing strategies, especially for critical raw materials. Although to date we have not experienced any significant delays in obtaining any raw materials from suppliers, we cannot provide assurance that we, our contract manufacturers, and/or other third-party suppliers will not face shortages from one or more of them in the future.

Customers

We sell ZanthoSyn® primarily through e-commerce and wholesale channels. We launched our e-commerce channel in August 2016 and began selling to GNC stores in Hawaii on January 25, 2017 and GNC corporate stores across the United States on August 10, 2017. We have also sold ZanthoSyn® on a wholesale basis to Health Elite Club Limited, a Hong Kong-based company.

We currently sell ZanthoSyn® to GNC under an exclusive sales contract for the “brick and mortar” retail channel in the United States, which comprises the majority of our revenues, the loss of which would have a material adverse effect on the Company. During the years ended December 31, 2017 and 2016, sales to GNC accounted for 74% and 0% of our revenues, respectively. No other customer accounted for 10% or more of our revenues during these years.

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

We own 22 issued patents, including 14 in the United States and 8 others in Europe, China, India, Japan, and Hong Kong, related to the technology described above. These patents will expire during the years of 2023 to 2028, subject to any patent term extensions of the individual patent. We have 4 foreign patent applications pending in Europe, Canada, and Brazil, also related to the technology described above. Of these patents and patent applications, 21 patents and 3 patent applications have coverage related to astaxanthin analogs and derivatives; however, our proprietary technologies and business opportunities are not dependent on any single patent or sub-set of patents—the portfolio, which includes coverage related to compositions of matter, pharmaceutical compositions, and pharmaceutical uses, as described above, provides the comprehensive coverage that we deem material to our business.

Employees

As of the date of this report, we have 11 full-time employees and 1 part-time employee. None of our employees are subject to a collective bargaining agreement. We believe the relations with our employees are satisfactory.

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

We have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2017, we have accumulated a total deficit of $57,919,096.

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

In 2016, we launched our first commercial product, ZanthoSyn® and we have limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

●	drive adoption of our current and future products, including ZanthoSyn®;

●	attract and retain customers for our products;

●	provide appropriate levels of customer support for our products;

●	implement an effective marketing strategy to promote awareness of our products;

●	develop, manufacture and commercialize new products or achieve an acceptable return on our research and development efforts and expenses;

●	comply with regulatory requirements applicable to our products;

●	anticipate and adapt to changes in our market;

●	maintain and develop strategic relationships with vendors and manufacturers to acquire necessary materials for the production of our existing or future products;

●	scale our manufacturing activities to meet potential demand at a reasonable cost;

●	avoid infringement and misappropriation of third-party intellectual property;

●	obtain any necessary licenses to third-party intellectual property on commercially reasonable terms;

●	obtain valid and enforceable patents that give us a competitive advantage;

●	protect our proprietary technology; and

●	attract, retain and motivate qualified personnel.

In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer

We are dependent upon the success of our lead astaxanthin technologies, which may not be successfully commercialized.

While the FDA does not require clinical trials for consumer health products such as dietary ingredients/supplements and food additives, we may conduct clinical trials to demonstrate the safety and efficacy of our product(s) in humans. A failure of any clinical trial can occur at any stage of testing. The results of initial clinical testing of this product may not necessarily indicate the results that will be obtained from later or more extensive testing. Additionally, any observations made with respect to blinded clinical data are inherently uncertain as we cannot know which set of data come from patients treated with an active drug versus the placebo vehicle. Investors are cautioned not to rely on observations coming from blinded data and not to rely on initial clinical trial results as necessarily indicative of results that will be obtained in subsequent clinical trials.

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

The consumer health and pharmaceutical industries are constantly evolving, and scientific advances are expected to continue at a rapid pace. This results in intense competition among companies operating in the industry. Other, larger companies may have, or may be developing, products that compete with our products and may significantly limit the market acceptance of our products or render them obsolete. Our technical and/or business competitors would include major pharmaceutical companies, biotechnology companies, consumer health companies, universities and nonprofit research institutions and foundations. Most of these competitors have significantly greater research and development capabilities than we have, as well as substantial marketing, financial and managerial resources. ZanthoSyn®, our lead product, primarily competes against consumer health and pharmaceutical products that provide anti-inflammatory health benefits. In addition, there are several other companies, both public and private, that service the same markets as we do, all of which compete to some degree with us.

The primary competitive factors facing us include safety, efficacy, price, quality, breadth of product line, manufacturing quality and capacity, service, marketing and distribution capabilities. Our current and future competitors may have greater resources, more widely accepted and innovative products and stronger name recognition than we do. Our ability to compete is affected by our ability to:

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

In addition, competitors and other parties may also seek to impact regulatory status of our products through the filing of citizen petitions or other similar documents. For example, allegations were made by the Natural Algae Astaxanthin Association (“NAXA”), a small trade group with four members, each of which markets natural astaxanthin products, in a citizen petition that it filed with FDA, which we believed to be false and baseless. Responding to any such actions, even if false and baseless, will use our limited time and resources.

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

Market acceptance of ZanthoSyn® and any future products are vital to our future success.

The commercial success of ZanthoSyn® and any future products is dependent upon the acceptance of such products. ZanthoSyn® and any future products may not gain and maintain any significant degree of market acceptance among potential consumers, retailers, healthcare providers, or acceptance by third-party payors, such as health insurance companies. The health applications for ZanthoSyn® and any future products can also be addressed by other products or techniques. The medical community widely accepts alternative treatments, and certain of these other treatments have a long history of use. We cannot be certain that our proposed products and the procedures in which they are used will be able to replace those established treatments or that users will accept and utilize our products or any other medical products that we may market.

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

Healthcare and insurance legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain.

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

In March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, a law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010, and revising the definition of “average manufacturer price,” or AMP, for reporting purposes, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. The Centers for Medicare and Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid drug rebates to the utilization that occurs in the United States territories, such as Puerto Rico and the Virgin Islands. Also effective in 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase. Furthermore, as of 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. Notably, a significant number of provisions are not yet, or have only recently become, effective. Although it is too early to determine the full effect of the Affordable Care Act, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the former President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year.

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

The impact of continued health care reform efforts with respect to the Affordable Care Act is currently unknown, and may adversely affect our business model.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, on October 12, 2017, President Trump issued another executive order requiring the Secretaries of the Departments of Health and Human Services (“HHS”), Labor and the Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the Affordable Care Act, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the Department of Justice announced that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, President Trump signed tax reform legislation into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repeals the penalties associated with the individual mandate. Congress or the President of the United States may also consider subsequent legislation or executive action to replace or eliminate elements of the Affordable Care Act. We will continue to evaluate the effect that the Affordable Care Act and any future measures to modify, repeal or replace the Affordable Care Act have on our business. We are not able to provide any assurance that the continued healthcare reform debate will not result in legislation, regulation or executive action by the President of the United States that is adverse to our business.

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

We have undertaken limited marketing efforts for ZanthoSyn® and any future products and services. Our sales and marketing teams compete against the experienced and well-funded sales organizations of competitors. Our future revenues and ability to achieve profitability will depend largely on the effectiveness of our sales and marketing team, and we will face significant challenges and risks related to marketing our services, including, but not limited to, the following:

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

We may rely on third-party distributors to sell, market, and distribute ZanthoSyn® and any future products. Because we may rely on third-party distributors for sales, marketing and distribution activities, we may be subject to a number of risks associated with our dependence on these third-party distributors, including:

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

The loss of our largest customer would substantially reduce revenues.

Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer. We currently sell ZanthoSyn® to GNC under an exclusive sales contract for the “brick and mortar” retail channel in the United States. GNC has the ability to terminate the exclusive nature of this agreement. The loss of GNC as the exclusive seller or the reduction of increasing sales through GNC would have a material adverse effect on the Company.

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

We are highly dependent upon our senior management, including David G. Watumull, our President and Chief Executive Officer, Gilbert M. Rishton, our Chief Science Officer, Timothy J. King, our Vice President, Research, John B. Russell, our Chief Financial Officer, and David M. Watumull, our Chief Operating Officer. The loss of services of David G. Watumull or any other member of our senior management could have a material adverse effect on our business, prospects, financial condition and results of operations. We carry $1 million “key person” life insurance policies on David G. Watumull and David M. Watumull but do not carry similar insurance for any of our other senior executives.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EQUITY Securities.

Market Information

Our shares of common stock are quoted on the OTCQB under the symbol “CDXI.” The high and low bid quotations for our shares of common stock for each full quarterly period within the two most recent fiscal years are:

Quarter Ended	High	Low

March 31, 2016	$0.28	$0.03
June 30, 2016	$0.18	$0.05
September 30, 2016	$0.20	$0.07
December 31, 2016	$0.15	$0.03

March 31, 2017	$0.27	$0.09
June 30, 2017	$0.23	$0.12
September 30, 2017	$0.59	$0.16
December 31, 2017	$0.49	$0.07

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Holders

As of March 26, 2018, there were approximately 480 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

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

In addition to the “penny stock” rules described above, the FINRA has adopted similar rules that may also limit a stockholder’s ability to buy and sell our common stock. FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for such customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability of our stockholders to sell their shares and have an adverse effect on the market for our shares.

Securities Authorized for Issuance under Equity Compensation Plans

We adopted, and our stockholders approved, the Cardax, Inc. 2014 Equity Compensation Plan (the “2014 Plan”), effective as of February 7, 2014. Under such plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 45,420,148 shares of our common stock are reserved for issuance under the 2014 Plan. Options for the purchase of 43,365,083 shares of our common stock have been granted, options for the purchase of 816,357 shares of our common stock have been exercised, and options for the purchase of 3,851,965 shares of our common stock have been forfeited; options for the purchase of 38,696,761 shares of our common stock are outstanding as of March 26, 2018. In addition, an aggregate of 2,696,202 shares of our common stock have been granted under the 2014 Plan. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

Equity Compensation Plan Information

The following table summarizes information as of March 26, 2018 about our outstanding stock options and shares of common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	38,696,761	$0.41	3,210,828
Equity compensation plans not approved by security holders	-	-	-
Total	38,696,761	$0.41	3,210,828

Recent Sales of Unregistered Securities

We issued shares of our common stock in the following transactions:

2017(2) Unit Offering

We sold securities under separate subscription agreements (each, a “2017(2)-Subscription Agreement”), by and between the Company and investors (each a “2017(2)-Purchaser” and collectively, the “2017(2)-Purchasers”), pursuant to which we issued and sold to the 2017(2)-Purchasers units (each a “2017(2)-Unit” and collectively the “2017(2)-Units”) consisting of shares of our common stock and warrants to purchase shares of our common stock.

During the year ended December 31, 2017, we sold 416,595 2017(2)-Units for an aggregate purchase price of $124,979. Each 2017(2)-Unit consisted of (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at $0.30. No placement agent or broker dealer was used or participated in any offering or sale of such 2017(2)-Units.

The foregoing summary of the 2017(2)-Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which was filed with our Quarterly Report on Form 10-Q filed November 14, 2017.

2017(1) Unit Offering

We sold securities under separate subscription agreements (each, a “2017(1)-Subscription Agreement”), by and between the Company and investors (each a “2017(1)-Purchaser” and collectively, the “2017(1)-Purchasers”), pursuant to which we issued and sold to the 2017(1)-Purchasers units (each a “2017(1)-Unit” and collectively the “2017(1)-Units”) consisting of shares of our common stock and warrants to purchase shares of our common stock.

During the year ended December 31, 2017, we sold an aggregate of 31,453,788 2017(1)-Units for an aggregate purchase price of $3,774,4560. Each 2017(1)-Unit consisted of: (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at $0.12. No placement agent or broker dealer was used or participated in any offering or sale of such 2017(1)-Units.

The foregoing summary of the 2017(1)-Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which was filed with our Annual Report on Form 10-K filed March 31, 2017.

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

The foregoing summary of the Equity Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which was filed with our Current Report on Form 8-K on July 13, 2016.

Service Agreements

On April 10, 2017, we granted 100,000 shares of our common stock to a service provider, as compensation for services. These shares are subject to a risk of forfeiture and vest quarterly in arrears commencing on April 1, 2017.

On August 8, 2017, we granted 100,000 shares of our common stock to a service provider, as compensation for services. These shares are subject to a risk of forfeiture. Twenty five percent (25%) of the shares vested immediately upon issuance, and twenty-five percent (25%) of the shares vest at the end of each calendar quarter thereafter.

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

Warrant Exercise

During the year ended December 31, 2017, we issued 233,217 shares of common stock in connection with the cashless exercise of a warrant for 298,000 shares of common stock at $0.10 per share with 64,783 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price

During the year ended December 31, 2017, we issued 500,000 shares of common stock in connection with the exercise of a warrant for 500,000 shares of common stock at $0.08 per share in exchange for $40,000.

Stock Option Exercise

During the year ended December 31, 2017, we issued 645,288 shares of common stock in connection with the cashless exercise of stock options for 100,000, 45,000, and 625,000 shares of common stock at $0.155, $0.06, and $0.06, respectively, per share with 124,712 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Corporate Overview and History

We were incorporated on January 30, 2012, as a Delaware corporation, under the name “Koffee Korner Inc., and later changed our name to Cardax, Inc. in a February 7, 2014 reverse merger (the “Merger”) that acquired the life sciences business of Pharma. Prior to the February 7, 2014, our business was limited to a single location retailer of specialty coffee located in Houston, Texas. On the effective date of the Merger, we divested our coffee business and now exclusively continue Pharma’s life sciences business. On December 30, 2015, our former principal stockholder, Holdings, merged with and into us.

We are devoting substantially all of our present efforts to establishing our business related to the development and commercialization of consumer health products. Our first commercial product, ZanthoSyn®, is a physician recommended anti-inflammatory supplement for health and longevity that features astaxanthin with optimal absorption and purity. The form of astaxanthin utilized in ZanthoSyn® has demonstrated excellent safety in peer-reviewed published studies and is designated as GRAS (Generally Recognized as Safe) according to FDA regulations. We sell ZanthoSyn® primarily through e-commerce and wholesale channels and expect that our marketing program will continue to focus on education of physicians, healthcare professionals, retail personnel, and consumers. As a next generation product, we are developing CDX-085, our patented astaxanthin derivative for more concentrated astaxanthin product applications. We may also pursue pharmaceutical applications of astaxanthin and related compounds. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the FDA.

At present we are not able to estimate if or when we will be able to generate sustained revenues. Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Results of Operations for the Years Ended December 31, 2017 and 2016:

The following table reflects our operating results for the years ended December 31, 2017 and 2016:

Operating Summary	Year ended December 31, 2017	Year ended December 31, 2016	Change
Revenues, net	$610,323	$35,258	$575,065
Cost of Goods Sold	(274,707)	(14,580)	(260,127)
Gross Profit	335,616	20,678	314,938
Operating Expenses	(2,337,886)	(1,850,902)	(486,984)
Net Operating Loss	(2,002,270)	(1,830,224)	(172,046)
Other Income	17,036	46,519	(29,483)
Net Loss	$(1,985,234)	$(1,783,705)	$(201,529)

Operating Summary

We sell ZanthoSyn® primarily through e-commerce and wholesale channels. We launched our e-commerce channel in August 2016 and began selling to GNC stores in Hawaii on January 25, 2017 and GNC corporate stores across the United States on August 10, 2017. As a result, revenues were $610,323 and $35,258 for the years ended December 31, 2017 and 2016, respectively. Cost of goods sold were $274,707 and $14,580 for the years ended December 31, 2017 and 2016, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $335,616 and $20,678 for the years ended December 31, 2017 and 2016, which represented gross profit margins of 55% and 59%, respectively.

Operating expenses were $2,337,886 and $1,850,902, for the years ended December 31, 2017 and 2016, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with agreements entered into with each consultant, employee, or service provider. Included in operating expenses were $242,146 and $525,062 in stock based compensation for the years ended December 31, 2017 and 2016, respectively.

Other income was $17,036 and $46,519, for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, other income primarily consisted of a State of Hawaii refundable research and development credit of $17,253 and $47,082.

Assets and Liabilities

Assets were $3,156,685 and $750,580 as of December 31, 2017 and 2016, respectively. The increase was primarily due to an increase in cash. At December 31, 2017, cash totaled $2,236,837. Negative working capital of $1,833,988 as of December 31, 2017, was primarily due to accrued payroll and paid time off of $3,490,225, accrued Board of Director fees and related consultation of $418,546, and accounts payable of $603,391, less cash of $2,236,837. The accrual of payroll and Board of Director fees and related consultation, which occurred from January 2008 to December 2013, was due to significant capital constraints, and was selected in favor of layoffs or furloughs in order to maximize employee and director retention. In 2013 and 2014, the Company initiated repayment on these accrued amounts, utilizing approximately 5% to 10% of proceeds from various financings and plans to continue a structured repayment of the outstanding amounts over time as resources permit.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the years ended December 31, 2017 and 2016, we used cash in operating activities of $2,080,623 and $1,256,771, respectively, and incurred a net loss of $1,985,234 and $1,783,705, respectively.

As of December 31, 2017, we had a U.S. federal income tax net operating loss carryforward of $33,345,946. The net operating losses may be available to offset our future taxable income to the extent permitted under the Internal Revenue Code.

We require additional financing in order to continue to fund our operations and to pay existing and future liabilities and other obligations.

In addition to the $4,138,435 raised during the year ended December 31, 2017, we intend to raise additional capital that would fund our operations through at least December 31, 2018. We may continue to obtain additional financing from investors through the private placement of our common stock and warrants to purchase our common stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable. We may also access capital under the previously reported equity purchase agreement, pursuant to which we have the right, but not the obligation, to sell shares of our common stock, as described in our Registration Statement on Form S-1 (333-214049) filed on February 8, 2017.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	revenues from the sale of any products or licenses;

●	costs of production, marketing and sales capabilities, or other operating expenses; and

●	costs of research, development, and commercialization of our technologies.

We have funded our research, development, and commercialization primarily by issuing convertible debt and equity securities in several separate private placements of securities.

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

During the year ended December 31, 2017, we sold securities in a self-directed offering in the aggregate amount of $3,774,456 at $0.12 per unit. Each unit consisted of (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at $0.12. In aggregate, we issued (i) 31,453,788 shares of our common stock, and (ii) warrants to purchase 31,453,788 shares of our common stock at $0.12 per share.

During the year ended December 31, 2017, we sold securities in a self-directed offering in the aggregate amount of $124,979 at $0.30 per unit. Each unit consisted of (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at $0.30. In aggregate, we issued (i) 416,595 shares of our common stock, and (ii) warrants to purchase 416,595 shares of our common stock at $0.30 per share.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Year ended December 31, 2017	Year ended December 31, 2016
Net Cash Used in Operating Activities	$(2,080,623)	$(1,256,771)
Net Cash Used in Investing Activities	(19,408)	(29,206)
Net Cash Provided by Financing Activities	4,178,435	1,121,000
Net Cash Increase (Decrease) for Period	2,078,404	(164,977)
Cash at Beginning of Year	158,433	323,410
Cash at End of Year	$2,236,837	$158,433

Cash Flows from Operating Activities

During the years ended December 31, 2017 and 2016, our operating activities primarily consisted of payments or accruals for employees, directors, and consultants for services related to research and development, administration, and sales and marketing.

Cash Flows from Investing Activities

During the years ended December 31, 2017 and 2016, our investing activities were primarily related to the capitalization of patent costs.

Cash Flows from Financing Activities

During the years ended December 31, 2017 and 2016, our financing activities primarily consisted of various transactions in which we raised proceeds through the issuance of common stock.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, related to revenue recognition. The underlying principle of this ASU is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This ASU also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU No. 2014-09 provides alternative methods of initial adoption. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017, including interim periods within those years and permitted early adoption of the standard, but not before the original effective date. The Company has assessed the impact of these ASUs and does not believe that they will have a material effect on the Company’s consolidated financial statements.

The FASB issued four additional ASUs in 2016 that affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers, and are effective upon adoption of ASU No. 2014-09.

The Company has assessed the impact of these ASUs and does not believe that they will have a material effect on the Company’s consolidated financial statements, including the following ASUs:

●	In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.

●	In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. This ASU clarifies the following two aspects of ASU No. 2014-09: identifying performance obligations and licensing implementation guidance. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosures to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows are also required.

●	In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU makes narrow-scope amendments to ASU No. 2014-09, Revenue from Contracts with Customers, and provides practical expedients to simplify the transition to the new standard and to clarify certain aspects of the standard.

●	In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (Topic 606). This ASU addresses technical corrections and improvements to clarify the codification and to correct unintended application of guidance. Those items generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The amendments in this Update are of a similar nature to the items typically addressed in the Technical Corrections and Improvements project.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. This ASU was issued as part of the FASB’s simplification initiative focused on improving areas of U.S. GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company has assessed the impact of this ASU and does not believe that this update has a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 23). The amendments of ASU No. 2016-18 require that a statement of cash flow explain the change during a period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance of ASU No. 2016-18 is effective for years beginning after December 15, 2017, including interim periods within those years. The Company has assessed the impact of this ASU and does not believe that this update has a significant impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The amendments of ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance of ASU No. 2017-09 is effective for years beginning after December 15, 2017, including interim periods within those years. The Company has assessed the impact of this ASU and does not believe that this update has a significant impact on its consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
George W. Bickerstaff, III	62	Chairman of the Board of Directors
David G. Watumull	68	President, Chief Executive Officer, and Director
Terence A. Kelly, Ph.D.	56	Director
Michele Galen	61	Director
John B. Russell	45	Chief Financial Officer and Treasurer
Richard M. Morris	57	Secretary
David M. Watumull	36	Chief Operating Officer, Assistant Treasurer, and Assistant Secretary

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

David G. Watumull has served as our Chief Executive Officer, President, and Director since February 7, 2014. Mr. Watumull has served as the Chief Executive Officer, President, and Director of Pharma since its inception in May 2013. Mr. Watumull also served as the Chief Executive Officer, President, and Director of Holdings from its inception in March 2006 until it merged with us in December 2015. Mr. Watumull is a co-founder of Holdings and has over 20 years of experience as a biotechnology industry executive. From 2001 to 2006, Mr. Watumull served as President, Chief Executive Officer, and Director of Hawaii Biotech, Inc. Mr. Watumull was Executive Vice President of Aquasearch, Inc., a public astaxanthin consumer health company, from 1998 to 2000. From 1997 to 1998 he headed his own biotech research firm, Watumull & Co. From 1994 to 1997 he was a biotech research analyst, money manager, and investment banker at First Honolulu Securities. From 1992 to 1994 he led his own money management firm, Biovest, Inc. Prior to that, from 1982 to 1992, Mr. Watumull worked at Paine Webber in various capacities, including as a biotech money manager and investment executive. Mr. Watumull’s extensive background in the biotechnology industry, his operational acumen, and his position of leadership since the founding of our business uniquely qualifies him to serve as a member of our Board.

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

John B. Russell, CPA, has served as our Chief Financial Officer and Treasurer since February 7, 2014. Mr. Russell has served as the Chief Financial Officer and Treasurer of Pharma since July 2013. Mr. Russell also served as the Chief Financial Officer and Treasurer of Holdings from July 2013 until it merged with us in December 2015. Mr. Russell is the founder of JBR Business Solutions, LLC and has served as its President since 2010. Mr. Russell has over 20 years of accounting, finance, operations, and SEC reporting experience in biopharmaceutical and high-tech industries. From 2010 to the present, he has served as Chief Financial Officer for various privately-held start-up companies. Mr. Russell was in charge of the Business Advisory Services for the Grant Thornton Honolulu office from 2006 to 2010. From 2005 to 2006, Mr. Russell worked at a consulting company as the Operations Consulting - Financial Management lead, advising Cisco Systems, Inc. Mr. Russell was the General Accounting Manager of the publicly traded company Scios Inc. from 2003 to 2005, where he was in charge of SEC reporting and internal controls. Mr. Russell was the Controller for several portfolio companies in the venture capital firm, Raza Foundries, Inc., from 2001 to 2002, and the General Accounting Manager for inSilicon Corporation, a public company, from 2000 to 2001. Previous to that, Mr. Russell was an auditor at PricewaterhouseCoopers LLP from 1995 to 2000. Mr. Russell is a licensed CPA in Hawaii and has a B.A. in Economics/Accounting from Claremont McKenna College.

Richard M. Morris has served as our Secretary since February 7, 2014. Mr. Morris has served as Secretary of Pharma since December 2017 and previously as Assistant Secretary of Pharma from its inception in May 2013 to December 2017. Mr. Morris also served as Assistant Secretary of Holdings from July 2013 until its merger with us in December 2015. Mr. Morris is a Partner at Herrick, Feinstein LLP, our legal counsel (“Herrick”). As a partner of Herrick, Mr. Morris represents a variety of clients, primarily in corporate matters. Prior to becoming a lawyer, Mr. Morris was an auditor with the Commodities Exchange in New York and later focused on operations and financial management at Kidder Peabody. He also was the U.S. Audit Manager for the financial division for a diversified Australian company. Mr. Morris has a B.S. in Accounting from New York University (1982) and a J.D. from Fordham University School of Law (1990), with bar admissions in New York and Connecticut.

David M. Watumull has served as our Chief Operating Officer since August 2017 and previously as our Vice President, Operations from February 7, 2014 to August 2017. Mr. Watumull has also served as our Assistant Treasurer and Assistant Secretary since February 7, 2014. Mr. Watumull has served as the Chief Operating Officer of Pharma since December 2017 and previously as Vice President, Operations of Pharma from its inception in May 2013 to December 2017. Mr. Watumull has also served as Assistant Treasurer and Assistant Secretary of Pharma since July 2013 and previously as Secretary and Treasurer of Pharma from May 2013 to July 2013. Mr. Watumull also served as Vice President, Operations, Assistant Treasurer, and Assistant Secretary of Holdings from July 2013 until it merged with us in December 2015, and previously as Director, Operations and Finance from 2009 to 2013, Operations Manager from 2008 to 2009, and Program Manager from its inception in 2006 to 2009. Mr. Watumull oversees all operations with responsibility for sales and marketing, product development and manufacturing, regulatory compliance, finance, and administration. Mr. Watumull was previously Program Manager at Hawaii Biotech, Inc. from 2005 to 2006, Project Coordinator from 2004 to 2005, and Information Technology Associate / Manager from 2002 to 2004. Mr. Watumull also worked at Aquasearch, Inc., from 2000 to 2001 in various capacities including Medical Information Specialist and Information Technology Associate. Mr. Watumull graduated first in his high school class and studied Electrical Engineering at the University of Hawaii.

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

Item 11. Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to David G. Watumull, our Chief Executive Officer, and David M. Watumull, our Chief Operating Officer, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2016 and 2017. These executive officers are referred to as the “named executive officers” throughout this Annual Report on Form 10-K. In addition, the following sets forth information with respect to the compensation awarded or paid to our two highest compensated individuals not serving as executive officers, Gilbert M. Rishton, our Chief Science Officer, and Timothy J. King, our Vice President of Research, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2016 and 2017.

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the two fiscal years ended December 31, 2016 and 2017, which includes cash compensation, stock options awarded in lieu of cash compensation, and all other compensation:

Name	Year	Cash Comp.(1)			Stock Options in Lieu of Cash Comp.(2)		All Other Comp.(3)		Total
David G. Watumull Chief Executive Officer	2016 2017	$ $	48,682 138,461	(4) (4)	$ $	46,463 -	$ $	8,935 10,466	$ $	104,080 148,927

David M. Watumull Chief Operating Officer(5)	2016 2017	$ $	55,718 107,500	(6) (6)	$ $	33,771 -	$ $	3,736 7,350	$ $	93,225 114,850

Gilbert M. Rishton Chief Science Officer	2016 2017	$ $	27,003 76,827	(7) (7)	$ $	40,694 -	$ $	167 525	$ $	67,864 77,352

Timothy J. King Vice President, Research	2016 2017	$ $	45,146 99,712	(8) (8)	$ $	33,771 -	$ $	- -	$ $	78,917 99,712

(1)	The amounts disclosed refer to cash compensation.

(2)	The amounts disclosed refer to stock options awarded in lieu of cash compensation.

(3)	The amounts disclosed refer to imputed income in connection with certain benefits and/or insurance premiums paid in lieu of additional cash compensation.

(4)	On March 28, 2016, Mr. David G. Watumull was furloughed and agreed to continue service as Chief Executive Officer for cash compensation equal to the minimum wage. On September 6, 2016, the compensation arrangement of Mr. David G. Watumull was amended so that, effective September 8, 2016, he would receive bi-weekly compensation equal to $4,327. On August 31, 2017, the compensation arrangement of Mr. David G. Watumull was amended so that, effective September 1, 2017, he would receive bi-weekly compensation equal to $7,212.

(5)	On August 31, 2017, Mr. David M. Watumull was promoted to Chief Operating Officer.

(6)	On March 28, 2016, Mr. David M. Watumull was furloughed and agreed to continue service as Vice President, Operations for cash compensation equal to the minimum wage. On June 3, 2016, the compensation arrangement of David M. Watumull was amended so that, effective May 30, 2016, he would receive bi-weekly compensation equal to $3,269. On August 31, 2017, the compensation arrangement of Mr. David M. Watumull was amended so that, effective September 1, 2017, he would receive bi-weekly compensation equal to $5,769.

(7)	On March 28, 2016, Mr. Rishton was furloughed and would from time to time be re-engaged to the extent his services are required at cash compensation equal to the hourly minimum wage. On September 6, 2016, the compensation arrangement of Mr. Rishton was amended so that, effective September 8, 2016, he would receive bi-weekly compensation equal to $1,923. On August 31, 2017, the compensation arrangement of Mr. Rishton was amended so that, effective September 1, 2017, he would receive bi-weekly compensation equal to $4,904.

(8)	On March 28, 2016, Mr. King was furloughed and would from time to time be re-engaged to the extent his services were required at cash compensation equal to the hourly minimum wage. On June 3, 2016, the compensation arrangement of Mr. King was amended so that, effective May 30, 2016, he would receive bi-weekly compensation equal to $1,635. On September 6, 2016, the compensation arrangement of Mr. King was amended so that, effective September 8, 2016, he would receive bi-weekly compensation equal to $3,269. On August 31, 2017, the compensation arrangement of Mr. King was amended so that, effective September 1, 2017, he would receive bi-weekly compensation equal to $4,904.

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2017

The following table sets forth information regarding outstanding option awards to our named executive officers as of December 31, 2017:

	Option awards(1)(2)
Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
David G. Watumull	1,750,588		-	-	$0.155	February 7, 2024
David G. Watumull	4,941,845		-	-	$0.625	February 7, 2024
David G. Watumull	468,498	(3)	-	-	$0.32	June 30, 2020
David G. Watumull	390,686	(3)	-	-	$0.20	June 30, 2020
David G. Watumull	89,523	(3)	-	-	$0.49	September 30, 2020
David G. Watumull	137,675	(3)	-	-	$0.27	December 31, 2020
David G. Watumull	774,385	(3)	-	-	$0.06	March 31, 2021

David M. Watumull	45,058		-	-	$0.155	February 7, 2024
David M. Watumull	2,388,554		-	-	$0.625	February 7, 2024
David M. Watumull	160,806	(3)	-	-	$0.32	June 30, 2020
David M. Watumull	284,917	(3)	-	-	$0.20	June 30, 2020
David M. Watumull	67,639	(3)	-	-	$0.49	September 30, 2020
David M. Watumull	104,021	(3)	-	-	$0.27	December 31, 2020
David M. Watumull	562,846	(3)	-	-	$0.06	March 31, 2021

(1)	The type of securities underlying all outstanding option awards is our common stock.

(2)	None of our named executive officers have received stock awards.

(3)	Stock options awarded in lieu of cash compensation.

Compensation of Directors

The following table sets forth information regarding each element of compensation that we paid or awarded to our current independent directors for the fiscal year ended December 31, 2017:

Name	Year	Cash Comp.	Equity Awards		Total
George W. Bickerstaff, III	2017	$-	$58,333	(1)	$58,333

Terence A. Kelly, Ph.D.	2017	$-	$58,333	(2)	$58,333

Michele Galen	2017	$-	$58,333	(3)	$58,333

(1)	The amount disclosed represents compensation recognized in 2017 for equity awarded in connection with services provided by Mr. Bickerstaff as an independent director. On August 31, 2017, the compensation arrangement of Mr. Bickerstaff was amended so that effective September 1, 2017, he would receive quarterly equity compensation of $18,750 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock based on the higher of the then current market price or $0.15 per share.

(2)	The amount disclosed represents compensation recognized in 2017 for equity awarded in connection with services provided by Dr. Kelly as an independent director. On August 31, 2017, the compensation arrangement of Dr. Kelly was amended so that effective September 1, 2017, he would receive quarterly equity compensation of $18,750 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock based on the higher of the then current market price or $0.15 per share.

(3)	The amount disclosed represents compensation recognized in 2017 for equity awarded in connection with services provided by Ms. Galen as an independent director. Ms. Galen was elected to the Board of Directors on January 4, 2017 with quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock based on the higher of the then current market price or $0.15 per share. On August 31, 2017, the compensation arrangement of Ms. Galen was amended so that effective September 1, 2017, she would receive quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock based on the higher of the then current market price or $0.15 per share.

Outstanding Equity Awards to Directors at Fiscal Year-End 2017

The following table sets forth information regarding outstanding equity awards to our independent directors as of December 31, 2017:

	Stock awards(1)	Option awards (2)
Name	Number of securities awarded	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
George W. Bickerstaff, III	1,213,725	-	-	-	$-	-

Terence A. Kelly, Ph.D.	567,866	-	-	-	$-	-
Terence A. Kelly, Ph.D.	-	416,667	-	-	$0.06	March 31, 2021
Terence A. Kelly, Ph.D.	-	27,778	-	-	$0.15	September 30, 2021
Terence A. Kelly, Ph.D.	-	83,333	-	-	$0.15	December 31, 2021
Terence A. Kelly, Ph.D.	-	78,125	-	-	$0.185	March 31, 2022
Terence A. Kelly, Ph.D.	-	83,333	-	-	$0.20	June 30, 2022

Michele Galen	318,161	-	-	-	$-	-

(1)	All shares are fully vested.

(2)	The type of securities underlying all outstanding option awards is our common stock.

Employment and Consulting Agreements

Executive Officer Compensation

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

●	To conserve cash resources while seeking additional financing, we and our employees, including Messrs. David G. Watumull, David M. Watumull, Gilbert M. Rishton, and Timothy J. King, agreed to reduce cash compensation effective January 15, 2015.

●	On June 30, 2015, the compensation arrangements of Messrs. David G. Watumull, David M. Watumull, Gilbert M. Rishton, and Timothy J. King were amended so that, effective after June 30, 2015, we had the right to pay any compensation due to such officer during any calendar quarter that was not paid in cash in the form of shares of our common stock or incentive stock options under the 2014 Plan. In addition, the amount of the unpaid cash compensation that accrued during the first and second quarters of 2015 was paid with incentive stock options under the 2014 Plan.

●	On March 28, 2016, we furloughed all of our employees and independent contractors indefinitely and arranged with our Chief Executive Officer, David G. Watumull; our Chief Financial Officer, John B. Russell; and our Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. In addition, each of the directors agreed, effective April 1, 2016, to suspend any additional equity compensation, until otherwise agreed by the Company.

●	On June 3, 2016, the compensation arrangement of David M. Watumull was amended so that, effective May 30, 2016, he would receive bi-weekly compensation equal to $3,269 and the compensation arrangement of Timothy J. King was amended so that, effective May 30, 2016, he would receive bi-weekly compensation equal to $1,635.

●	On September 6, 2016, the compensation arrangements of certain officers were amended so that effective September 8, 2016, (i) David G. Watumull would receive bi-weekly compensation equal to $4,327, (ii) Gilbert M. Rishton would receive bi-weekly compensation equal to $1,923, and (iii) Timothy J. King would receive bi-weekly compensation equal to $3,269.

●	On August 31, 2017, the compensation arrangements of certain officers were amended so that effective September 1, 2017, (i) David G. Watumull would receive bi-weekly compensation equal to $7,212, (ii) David M. Watumull would receive bi-weekly compensation equal to $5,769, (iii) Gilbert M. Rishton would receive bi-weekly compensation equal to $4,904, and (iv) Timothy J. King would receive bi-weekly compensation equal to $4,904.

On July 30, 2013, we entered into a service agreement with JBR Business Solutions, LLC, under which John B. Russell agreed to serve as our Chief Financial Officer, and under which Mr. Russell would be paid an aggregate of $7,000 a month. Mr. Russell is the Managing Partner of JBR Business Solutions, LLC. To conserve cash resources while seeking additional financing, we and Mr. Russell, agreed to reduce cash compensation effective January 15, 2015. On June 30, 2015, the compensation arrangement was amended so that, effective after June 30, 2015, we had the right to pay up to 50% of any compensation due during any calendar quarter that was not paid in cash in the form of shares of our common stock or non-qualified stock options under the 2014 Plan. On March 28, 2016, Mr. Russell was furloughed and agreed to continue service as Chief Financial Officer for cash compensation equal to the minimum wage. On September 6, 2016, the compensation arrangement was amended so that effective September 30, 2016, he would receive monthly compensation of $3,500. On August 31, 2017, the compensation arrangement was amended so that effective September 1, 2017, Mr. Russell would receive monthly compensation of $5,250.

Director Compensation

On June 30, 2015, we entered into an agreement with George W. Bickerstaff, III and Terence A. Kelly, Ph.D. that provided for the annual compensation of each independent director equal to $100,000, payable quarterly in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan.

Effective April 1, 2016, the independent directors of the Company agreed to suspend any additional equity compensation, until otherwise agreed by the Company

On September 6, 2016, the compensation arrangements of the independent directors of the Company were amended so that effective September 30, 2016, they would each receive quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan based on the higher of the then current market price or $0.15 per share, with such compensation prorated for one of three months for the quarter ended September 30, 2016.

On January 4, 2017, our Board of Directors elected Michele Galen to serve as an independent director until our next annual meeting of stockholders with quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan based on the higher of the then current market price or $0.15 per share.

On August 31, 2017, the compensation arrangements of the independent directors of the Company were amended so that effective September 1, 2017, they would each receive quarterly equity compensation of $18,750 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan based on the higher of the then current market price or $0.15 per share.

2014 Equity Compensation Plan

Our 2014 Plan is administered by our compensation committee. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The issuance of awards under the 2014 Plan is at the discretion of our compensation committee, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under the 2014 Plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries. An aggregate of 45,420,148 shares of our common stock have been reserved for issuance under the 2014 Plan, which is subject to adjustment as described in such plan. As of March 26, 2018, there are 3,210,828 shares of common stock available for future awards under the 2014 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding our 2014 Plan is outlined above in Item 5 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the ownership of our common stock as of March 26, 2018 for:

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

Name	Amount of Beneficial Ownership of Common Stock		Percent of Common Stock(1)
Directors and Executive Officers
George W. Bickerstaff, III(2)	2,213,725	(3)	1.8%
Terence A. Kelly, Ph.D.(4)	1,257,102	(5)	1.0%
Michele Galen(6)	318,161	(7)	0.3%
David G. Watumull(8)	10,412,364	(9)	7.9%
David M. Watumull(10)	3,613,841	(11)	2.9%
John B. Russell(12)	331,997	(13)	0.3%
All directors and executive officers as a group (6 persons)	18,147,190		13.2%

Beneficial Owner of 5% or more
Eric J. Pearson and Lianne L. Pearson(14)	41,157,458	(15)	28.7%

(1)	Based on 122,674,516 shares of common stock issued and outstanding as of March 26, 2018.

(2)	The address of Mr. George W. Bickerstaff, III is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Bickerstaff is the current Chairman of our Board of Directors.

(3)	Represents 2,213,725 shares of common stock.

(4)	The address of Dr. Terence A. Kelly is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Dr. Kelly is a member of our Board of Directors.

(5)	Represents (a) 567,866 shares of common stock, (b) 416,667 shares of common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable, at an exercise price of $0.06 per share, (c) 111,111 shares of common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable, at an exercise price of $0.15 per share, (d) 78,125 shares of common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable, at an exercise price of $0.185 per share, and (e) 83,333 shares of common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable, at an exercise price of $0.20 per share.

(6)	The address of Ms. Michele Galen is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Ms. Galen is a member of our Board of Directors.

(7)	Represents 318,161 shares of common stock.

(8)	The address of Mr. David G. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David G. Watumull is our President, CEO, and a member of our Board of Directors.

(9)	Represents (a) 1,750,588 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.155 per share, (b) 4,941,845 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.625 per share, (c) 468,498 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.32 per share, (d) 390,686 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.20 per share, (e) 89,523 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.49 per share, (f) 137,675 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.27 per share, (g) 774,385 shares of common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $0.06 per share, (h) 408,172 shares of common stock issued in the Holdings Merger, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (i) 50,992 shares of common stock issuable upon exercise of a certain warrant issued in the Holdings Merger at an exercise price of $0.981 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (j) 350,000 shares of common stock issued in the 2016/2017 Unit Offering, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (k) 350,000 shares of common stock issuable upon exercise of a certain warrant issued in the 2016/2017 Unit Offering at an exercise price of $0.08 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (l) 350,000 shares of common stock issuable upon exercise of a certain warrant issued in the 2016/2017 Unit Offering at an exercise price of $0.12 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, and (m) 350,000 shares of common stock issuable upon exercise of a certain warrant issued in the 2016/2017 Unit Offering at an exercise price of $0.16 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust.

(10)	The address of Mr. David M. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David M. Watumull is our Vice President, Operations.

(11)	Represents (a) 45,058 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.155 per share, (b) 2,388,554 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.625 per share, (c) 160,806 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.32 per share, (d) 284,917 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.20 per share, (e) 67,639 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.49 per share, (f) 104,021 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.27 per share, and (g) 562,846 shares of common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $0.06 per share.

(12)	The address of Mr. John B. Russell is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Russell is our Chief Financial Officer.

(13)	Represents (a) 59,835 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.32 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (b) 62,424 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.20 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (c) 18,956 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.49 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (d) 24,988 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.27 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, and (e) 165,794 shares of common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $0.06 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC.

(14)	The address of Dr. Eric J. Pearson and Mrs. Lianne L. Pearson is 814 Mokulua Drive, Kailua, Hawaii 96734.

(15)	Represents (a) 208,333 shares of common stock issued in the 2017 Unit Offering, (b) 7,796,961 shares of common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson and Lianne Pearson, (c) 968,993 shares of common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Lianne L. Pearson Roth IRA, (d) 1,234,262 shares of common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (e) 400,000 shares of common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (f) 9,903,584 shares of common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson and Lianne Pearson, (g) 66,596 shares of common stock issued in the 2017(2) Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust as Custodian for Lianne Pearson Roth IRA, (h) 208,333 shares of common stock issuable upon exercise of a certain warrant issued in the 2017 Unit Offering at an exercise price of $0.12 per share, (i) 7,796,961 shares of common stock issuable upon exercise of a certain warrant issued in the 2017 Unit Offering at an exercise price of $0.12 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson and Lianne Pearson, (j) 968,993 shares of common stock issuable upon exercise of a certain warrant issued in the 2017 Unit Offering at an exercise price of $0.12 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Lianne L. Pearson Roth IRA, (k) 1,234,262 shares of common stock issuable upon exercise of a certain warrant issued in the 2017 Unit Offering at an exercise price of $0.12 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (l) 400,000 shares of common stock issuable upon exercise of a certain warrant issued in the 2017 Unit Offering at an exercise price of $0.12 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (m) 9,903,584 shares of common stock issuable upon exercise of a certain warrant issued in the 2017 Unit Offering at an exercise price of $0.12 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson and Lianne Pearson, and (n) 66,596 shares of common stock issuable upon exercise of a certain warrant issued in the 2017(2) Unit Offering at an exercise price of $0.30 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust as Custodian for Lianne Pearson Roth IRA.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Other than compensation arrangements with directors and executive officers, which are described under “Executive Compensation— Employment and Consulting Agreements” we have no other related-party transactions that are subject to disclosure.

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

Item 14. Principal Accounting Fees and Services.

We engaged KBL, LLP as our independent registered public accounting firm for the years ended December 31, 2017 and 2016. The table below sets forth the aggregate fees billed for fiscal years ended December 31, 2017 and 2016, for professional services rendered by KBL, LLP, for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

	Fiscal Year Ended December 31, 2017		Fiscal Year Ended December 31, 2016
Audit Fees(1)	$62,500	*	$62,500	*
Audit-Related Fees(2)	$-		$-
Tax Fees(3)	$-		$-
All Other Fees(4)	$-		$-
Total	$62,500		$62,500

*	The amounts of audit fees disclosed for our fiscal years ended December 31, 2017 and 2016, represent the aggregate audit fees billed during 2017 and 2016, respectively. The amount billed in 2017 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2016 and the review of our interim financial statements in 2017. The amount billed in 2016 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2015 and the review of our interim financial statements in 2016.

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported “Audit Fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax advice, and tax planning.

(4)	All other fees consist of fees billed for products and services provided by our principal accountants, other than for products and services reported above.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

(b) Financial Statement Schedules

All consolidated financial statement schedules are included in the footnotes to the financial statements, are inapplicable, or otherwise not required.

(c) Exhibits

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of November 27, 2013, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.2(2)	First Amendment to the Agreement and Plan of Merger, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.3(3)	Second Amendment to the Agreement and Plan of Merger, dated as of February 7, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.4(4)	Amended and Restated Agreement and Plan of Merger, dated as of November 24, 2015 by and among Cardax Pharmaceuticals, Inc. and Cardax, Inc.

3.1(2)	Certificate of Incorporation, as amended, of Cardax, Inc.

3.2(2)	Amended and Restated Bylaws of Cardax, Inc.

4.1(3)	Form of specimen certificate representing Common Stock of Cardax, Inc.

4.2(3)	Form of Class A Warrant

4.3(3)	Form of Noteholder Warrant

4.4(3)	Form of Placement Agent Warrant

4.5(3)	Form of Financial Consultant Warrant

4.6(3)	Form of Warrant issued to JLS Ventures, LLC

10.1(2)	Cardax, Inc. 2014 Equity Compensation Plan

10.2(3)	Form of Stock Option Agreement under the 2014 Equity Compensation Plan

10.3(3)	Form of Notice of Stock Option Grant under the 2014 Equity Compensation Plan

10.4(3)	Form of Notice of Stock Option Grant In Substitution of Stock Option Grant under the Cardax Pharmaceuticals, Inc. 2006 Equity Compensation Plan

10.5(2)	Stock Purchase Agreement, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

10.6(3)	Spin-off Agreement, dated as of February 7, 2014, between Koffee Korner Inc. and Nazneen D’Silva

10.7(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David G. Watumull

10.8(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David M. Watumull

10.9(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Gilbert M. Rishton

10.10(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Timothy J. King

10.11(3)	Service Agreement, dated July 30, 2013, of JBR Business Solutions LLC

10.12(5)	Form of Indemnification Agreement

10.13(5)	Form of Independent Board of Directors Agreement

10.16(6)	Form of Registration Rights Agreement

10.17(6)	Form of Subscription Agreement

10.18(6)	Form of Class D Warrant

10.19(6)	Form of Class E Warrant

10.20(7)	Supplement to Agreement of the Executive Chairman

10.21(7)	Independent Directors’ Compensation Agreement

10.22(7)	Supplement to Senior Executive Employment Agreement of David G. Watumull

10.23(7)	Payment Deferral and Acceptance Agreement of JBR Business Solutions, LLC

10.24(7)	Form of Payment Deferral and Acceptance Agreement

10.25(8)	Form of Subscription Agreement

10.26(9)	Form of Equity Purchase Agreement

10.27(10)	Form of Subscription Agreement

10.28(11)	Form of Subscription Agreement

10.28(12)	Exclusivity Agreement, dated as of October 16, 2017, by and between Cardax, Inc. and General Nutrition Corporation.

21.1(3)	Subsidiaries of Cardax, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed November 29, 2013.

(2)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed January 14, 2014.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed February 10, 2014.

(4)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed November 24, 2015.

(5)	Filed as an exhibit to the Amendment No. 1 to Registration Statement on Form S-1 of the Company dated September 2, 2014.

(6)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed March 9, 2015.

(7)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed July 7, 2015.

(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed May 13, 2016.

(9)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed July 18, 2016.

(10)	Filed as an exhibit to the Annual Report on Form 10-K of the Company filed March 31, 2017.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed November 14, 2017.

(12)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed October 20, 2017.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2018

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Watumull	President, Chief Executive Officer, and Director	March 27, 2018
David G. Watumull

/s/ John B. Russell	Chief Financial Officer and Treasurer	March 27, 2018
John B. Russell

/s/ George W. Bickerstaff, III	Chairman	March 27, 2018
George W. Bickerstaff, III

/s/ Terence A. Kelly	Director	March 27, 2018
Terence A. Kelly, Ph.D.

/s/ Michele Galen	Director	March 27, 2018
Michele Galen

Consolidated Financial Statements

Cardax, Inc., and Subsidiary

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cardax, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cardax, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing to continue the services they provide. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

We have served as the Company’s auditor since 2013.

KBL, LLP

New York, NY

March 26, 2018

Cardax, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2017	2016
ASSETS

CURRENT ASSETS
Cash	$2,236,837	$158,433
Accounts receivable	37,243	-
Inventories	340,425	10,827
Deposits and other assets	90,831	122,876
Prepaid expenses	22,838	19,919

Total current assets	2,728,174	312,055

PROPERTY AND EQUIPMENT, net	1,901	7,755

INTANGIBLE ASSETS, net	426,610	430,770

TOTAL ASSETS	$3,156,685	$750,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,490,225	$3,510,464
Accounts payable and accrued expenses	603,391	657,094
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,562,162	4,636,104

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,562,162	4,636,104

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 122,674,516 and 85,068,709 shares issued and outstanding December 31, 2017 and 2016, respectively	122,675	85,069
Additional paid-in-capital	56,401,069	51,963,269
Deferred compensation	(10,125)	-
Accumulated deficit	(57,919,096)	(55,933,862)

Total stockholders’ deficit	(1,405,477)	(3,885,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,156,685	$750,580

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2017	2016

REVENUES, net	$610,323	$35,258

COST OF GOODS SOLD	274,707	14,580

GROSS PROFIT	335,616	20,678

OPERATING EXPENSES:
General and administrative expenses	1,070,085	831,673
Sales and marketing	535,242	117,181
Research and development	460,991	347,885
Stock based compensation	242,146	525,062
Depreciation and amortization	29,422	29,101

Total operating expenses	2,337,886	1,850,902

Loss from operations	(2,002,270)	(1,830,224)

OTHER INCOME (EXPENSES):
Other income	17,253	47,082
Interest income	3,320	2,362
Interest expense	(3,537)	(2,925)

Total other income (expense)	17,036	46,519

Loss before the provision for income taxes	(1,985,234)	(1,783,705)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,985,234)	$(1,783,705)

NET LOSS PER SHARE
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	99,951,385	76,227,524
Diluted	99,951,385	76,227,524

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended December 31, 2016 and 2017

	Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Paid-In-Capital	Compensation	Deficit	Total

Balance at January 1, 2016	69,087,955	$69,088	$50,333,188	$-	$(54,150,157)	$(3,747,881)

Common stock grants to independent directors	468,254	468	41,198	-	-	41,666

Common stock grant to institutional investor	1,500,000	1,500	105,000	-	-	106,500

Restricted stock issuances	14,012,500	14,013	1,106,987	-	-	1,121,000

Stock based compensation - options	-	-	376,896	-	-	376,896

Net loss	-	-	-	-	(1,783,705)	(1,783,705)

Balance at December 31, 2016	85,068,709	85,069	51,963,269	-	(55,933,862)	(3,885,524)

Common stock grants to independent directors	793,025	793	149,207	-	-	150,000

Common stock issuance to institutional investor	567,644	568	59,432	-	-	60,000

Restricted stock issuances	34,107,883	34,108	4,044,327	-	-	4,078,435

Restricted stock issuance to a broker for fees	558,750	559	44,141	-	-	44,700

Stock option exercise	645,288	645	(645)	-	-	-

Warrant exercise	733,217	733	39,267	-	-	40,000

Deferred compensation	200,000	200	40,300	(10,125)	-	30,375

Stock based compensation - options	-	-	61,771	-	-	61,771

Net loss	-	-	-	-	(1,985,234)	(1,985,234)

Balance at December 31, 2017	122,674,516	$122,675	$56,401,069	$(10,125)	$(57,919,096)	$(1,405,477)

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,985,234)	$(1,783,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,422	29,101
Stock based compensation	242,146	230,833
Changes in assets and liabilities:
Accounts receivable	(37,243)	-
Inventories	(329,598)	(10,827)
Deposits and other assets	32,045	(35,161)
Prepaid expenses	(2,919)	(17,386)
Accrued payroll and payroll related expenses	(20,239)	269,638
Accounts payable and accrued expenses	(9,003)	60,736

Net cash used in operating activities	(2,080,623)	(1,256,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(19,408)	(29,206)

Net cash used in investing activities	(19,408)	(29,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,138,435	1,121,000
Proceeds from the exercise of warrants	40,000	-

Net cash provided by financing activities	4,178,435	1,121,000

NET INCREASE (DECREASE) IN CASH	2,078,404	(164,977)

CASH AT THE BEGINNING OF THE PERIOD	158,433	323,410

CASH AT THE END OF THE PERIOD	$2,236,837	$158,433

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accrued payroll and payroll related expenses into stock options	$-	$227,784
Conversion of accounts payable into stock options	$-	$66,445
Conversion of accounts payable into restricted stock	$44,700	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$3,537	$2,925
Cash paid for income taxes	$-	$-

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

The Company is engaged in the development, marketing, and distribution of consumer health products. The Company’s first commercial product, ZanthoSyn®, is a physician recommended anti-inflammatory supplement for health and longevity that features astaxanthin with optimal absorption and purity. The Company sells ZanthoSyn® primarily through e-commerce and wholesale channels. As a second-generation product, the Company is developing CDX-085, its patented astaxanthin derivative for highly concentrated astaxanthin product applications. The Company also plans to pursue pharmaceutical applications of astaxanthin and related compounds. The safety and efficacy of the Company’s products have not been directly evaluated in clinical trials or confirmed by the FDA.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

Going concern matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,985,234 and $1,783,705 for the years ended December 31, 2017 and 2016, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $57,919,096 as of December 31, 2017, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its business. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

In addition to the $4,138,435 raised in the year ended December 31, 2017, the Company plans to raise additional capital to carry out its business plan. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

On March 28, 2016, the Company furloughed all of its employees and independent contractors indefinitely and arranged with its Chief Executive Officer, David G. Watumull; its Chief Financial Officer, John B. Russell; and its Vice President, Operations, David M. Watumull, to continue their services for cash compensation equal to the minimum wage. In September 2017, the Company ended this furlough and restored their employees to 75% of their base pay.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been consistently prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Cardax, Inc., and its wholly owned subsidiary, Cardax Pharma, Inc., and its predecessor, Cardax Pharmaceuticals, Inc., which was merged with and into Cardax, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents as of December 31, 2017 and 2016.

The Company maintains cash deposit accounts at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance at times may exceed these limits. As of December 31, 2017 and 2016, the Company had $1,988,139 and $0, respectively, in excess of federally insured limits on deposit.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable of $37,243 and $0 as of December 31, 2017 and 2016, respectively, consists of amounts due from sales of consumer health products.

It is the Company’s policy to provide for an allowance for doubtful collections based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivables are due 60 days after the issuance of the invoice. Receivables past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. There was no allowance necessary as of December 31, 2017 and 2016.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Market is defined as sales price less cost to dispose and a normal profit margin. Inventory costs include third party costs for finished goods. The Company utilizes contract manufacturers and receives inventory in finished form.

The Company provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality that may affect salability. There were no reserves necessary for inventory as of December 31, 2017 and 2016.

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

When the sum of the undiscounted future net cash flows expected to result from the use and the eventual disposition is less than the carrying amounts, an impairment loss would be measured based on the discounted cash flows compared to the carrying amounts. There was no impairment charge recorded for the years ended December 31, 2017 and 2016.

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

Shipping and handling costs

Shipping and handling costs are included in cost of goods sold. Shipping and handling costs were $10,366 and $3,884 for the years ended December 31, 2017 and 2016, respectively.

Sales and use tax

Revenues, as presented on the accompanying income statement, include taxes collected from customers and remitted to governmental authorities. Such taxes were $5,132 and $1,205 for the years ended December 31, 2017 and 2016, respectively.

Research and development

Research and development costs are expensed as incurred and consists primarily of salaries and wages of scientists and related personnel engaged in research and development activities, scientific consultations, manufacturing of product candidates, third-party research, laboratory supplies, rents associated with operating leased laboratory equipment, and scientific advisory boards. The focus of these costs is on the development of Astaxanthin technologies. For the years ended December 31, 2017 and 2016, research and development costs were $460,991 and $347,885, respectively.

Advertising

Advertising costs are expensed as incurred and are included as an element of sales and marketing costs in the accompanying consolidated statements of operations. For the years ended December 31, 2017 and 2016, advertising costs were $84,317 and $27,939, respectively.

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

The Company did not recognize any tax liabilities for income taxes associated with unrecognized tax benefits as of December 31, 2017 and 2016. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations.

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

As of December 31, 2017 and 2016, there were no recurring fair value measurements of assets and liabilities subsequent to initial recognition.

Stock based compensation

The Company accounts for stock based compensation costs under the provisions of ASC No. 718, Compensation—Stock Compensation and ASC No. 505, Equity, which require the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock based payments granted to employees, officers, directors, and consultants based on the grant date fair value estimated. These standards also apply to awards modified, repurchased, or canceled during the periods reported.

Basic and diluted net loss per share

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, related to revenue recognition. The underlying principle of this ASU is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This ASU also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU No. 2014-09 provides alternative methods of initial adoption. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017, including interim periods within those years and permitted early adoption of the standard, but not before the original effective date. The Company has assessed the impact of these ASUs and does not believe that they will have a material effect on the Company’s consolidated financial statements.

The FASB issued four additional ASUs in 2016 that affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers, and are effective upon adoption of ASU No. 2014-09. The Company has assessed the impact of these ASUs and does not believe that they will have a material effect on the Company’s consolidated financial statements, including the following ASUs:

●	In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.

●	In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. This ASU clarifies the following two aspects of ASU No. 2014-09: identifying performance obligations and licensing implementation guidance. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosures to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows are also required.

●	In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU makes narrow-scope amendments to ASU No. 2014-09, Revenue from Contracts with Customers, and provides practical expedients to simplify the transition to the new standard and to clarify certain aspects of the standard.

●	In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (Topic 606). This ASU addresses technical corrections and improvements to clarify the codification and to correct unintended application of guidance. Those items generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The amendments in this Update are of a similar nature to the items typically addressed in the Technical Corrections and Improvements project.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. This ASU was issued as part of the FASB’s simplification initiative focused on improving areas of U.S. GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company has assessed the impact of this ASU and does not believe that this update has a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 23). The amendments of ASU No. 2016-18 require that a statement of cash flow explain the change during a period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance of ASU No. 2016-18 is effective for years beginning after December 15, 2017, including interim periods within those years. The Company has assessed the impact of this ASU and does not believe that this update has a significant impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The amendments of ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance of ASU No. 2017-09 is effective for years beginning after December 15, 2017, including interim periods within those years. The Company has assessed the impact of this ASU and does not believe that this update has a significant impact on its consolidated financial statements.

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

NOTE 3 – INVENTORIES

Inventories consist of the following as of December 31:

	2017	2016
Finished goods	$240,917	$10,827
Raw materials	98,937	-
Packing supplies and materials	571	-
Total inventories	$340,425	$10,827

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of December 31:

	2017	2016
Information technology equipment	$31,892	$31,892
Less accumulated depreciation	(29,991)	(24,137)
Total property and equipment, net	$1,901	$7,755

Depreciation expense was $5,854 and $6,168, for the years ended December 31, 2017 and 2016, respectively.

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of December 31:

	2017	2016
Patents	$493,027	$432,985
Less accumulated amortization	(263,843)	(240,275)
	229,184	192,710
Patents pending	197,426	238,060
Total intangible assets, net	$426,610	$430,770

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $23,568 and $22,933 for the years ended December 31, 2017 and 2016, respectively.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

The Company owns 22 issued patents, including 14 in the United States and 8 others in China, India, Japan, and Hong Kong. These patents will expire during the years of 2023 to 2028, subject to any patent term extensions of the individual patent. The Company has 4 foreign patent applications pending in Europe, Canada, and Brazil.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

During the year ended December 31, 2017, the Company sold securities in a self-directed offering in the aggregate amount of $179,000, $3,774,456, and $124,979 at $0.08, $0.12, and $0.30, respectively, per unit. Each $0.08 unit consisted of 1 share of restricted common stock (2,237,500 shares), a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.16 per share. Each $0.12 unit consisted of 1 share of restricted common stock (31,453,788 shares) and a five-year warrant to purchase 1 share of restricted common stock (31,453,788 warrant shares) at $0.12 per share. Each $0.30 unit consisted of 1 share of restricted common stock (416,595 shares) and a five-year warrant to purchase 1 share of restricted common stock (416,595 warrant shares) at $0.30 per share.

Equity purchase agreement

In July 2016, the Company entered into an equity purchase agreement (the “EPA”) and a registration rights agreement with an investor. Pursuant to the terms of the EPA, the Company has the right, but not the obligation, to sell shares of its common stock to the investor on the terms specified in the EPA. On the date of the EPA, the Company issued 1,500,000 shares to the investor. The total fair value of this stock on the date of grant was $106,500. These shares were fully vested upon issuance.

During the years ended December 31, 2017 and 2016, the Company sold 567,644 and 0 shares of common stock for $60,000 and $0, respectively, pursuant to the EPA.

Payable settlement

In May 2017, the Company settled a payable in the amount of $44,700 with a previously engaged broker dealer through the issuance of securities at $0.08 per unit. Each unit consisted of 1 share of restricted common stock (558,750 shares), a five-year warrant to purchase 1 share of restricted common stock (558,750 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (558,750 warrant shares) at $0.12 per share, and a five-year warrant to purchase 1 share of restricted common stock (558,750 warrant shares) at $0.16 per share.

Shares outstanding

As of December 31, 2017 and 2016, the Company had a total of 122,674,516 and 85,068,709 shares of common stock outstanding.

NOTE 7 – STOCK GRANTS

Director stock grants

During 2017 and 2016, the Company granted its independent directors an aggregate of 793,025 and 468,254, respectively, shares of restricted common stock in the Company. The expense recognized for these grants based on the grant date fair value was $150,000 and $41,666 for the years ended December 31, 2017 and 2016, respectively. These shares were fully vested upon issuance.

Consultant stock grants

On April 10, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.23 per share. These shares are subject to a risk of forfeiture and vest quarterly in arrears commencing on April 1, 2017. The Company recognized $17,250 in stock based compensation related to this grant during the year ended December 31, 2017.

On August 8, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.175 per share. These shares are subject to a risk of forfeiture and vest 25% upon grant and quarterly in arrears thereafter commencing on September 1, 2017. The Company recognized $13,125 in stock based compensation related to this grant during the year ended December 31, 2017.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2016	34,167,354	$0.47	6.57	$974,066
Exercisable January 1, 2016	34,167,354	$0.47	6.57	$974,066
Canceled	-
Granted	6,156,580
Exercised	-
Forfeited	(3,501,965)
Outstanding December 31, 2016	36,821,969	$0.41	5.94	$301,273
Exercisable December 31, 2016	36,771,969	$0.41	5.94	$299,273
Canceled	-
Granted	2,161,458
Exercised	(770,000)
Forfeited	-
Outstanding December 31, 2017	38,213,427	$0.41	5.23	$562,456
Exercisable December 31, 2017	36,213,427	$0.41	4.98	$562,456

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on December 31, 2017, based on a valuation of the Company’s stock for that day.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

A summary of the Company’s non-vested options for the years ended December 31, 2017 and year ended December 31, 2016 are presented below:

Non-vested at January 1, 2016	-
Granted	6,156,580
Vested	(6,106,580)
Forfeited	-
Non-vested at December 31, 2016	50,000
Granted	2,161,458
Vested	(211,458)
Forfeited	-
Non-vested at December 31, 2017	2,000,000

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued outstanding were as follows for the years ended December 31:

	2017	2016
Dividend yield	0.0%	0.0%
Risk-free rate	1.89% - 2.26%	0.80% - 1.03%
Expected volatility	221% - 232%	141% - 225%
Expected term	5 - 7 years	5 years

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

Stock option exercise

During the year ended December 31, 2017, the Company issued 645,288 shares of common stock in connection with the cashless exercise of stock options for 100,000, 45,000, and 625,000 shares of common stock at $0.155, $0.06, and $0.06, respectively, per share with 124,712 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

The Company recognized stock based compensation expense related to options during the:

	Years ended December 31
	2017		2016
	Number	Amount	Number	Amount

In lieu of accrued salaries	-	$-	3,796,385	$227,784
In lieu of accrued fees for outside services	-	-	1,107,417	66,445
Compensation for outside services	50,000	3,500	50,000	3,500
Employee compensation (unvested)	2,000,000	33,271	-	-
Director compensation	161,458	25,000	1,152,778	79,167

Total	2,211,458	$61,771	6,106,580	$376,896

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2016	47,003,962	$0.46	3.49	$2,579,541
Exercisable January 1, 2016	47,003,962	$0.46	3.49	$2,579,541
Canceled	-
Granted	42,037,500
Exercised	-
Forfeited	(676,426)
Outstanding December 31, 2016	88,365,036	$0.30	3.50	$543,770
Exercisable December 31, 2016	88,365,036	$0.30	3.50	$543,770
Canceled	-
Granted	40,259,133
Exercised	(798,000)
Forfeited	(392,047)
Outstanding December 31, 2017	127,434,122	$0.24	3.15	$3,957,689
Exercisable December 31, 2017	127,434,122	$0.24	3.15	$3,957,689

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

The Company did not recognize any stock based compensation expense related to warrants during the years ended December 31, 2017 and 2016, respectively.

Warrant exercise

During the year ended December 31, 2017, the Company issued 233,217 shares of common stock in connection with the cashless exercise of a warrant for 298,000 shares of common stock at $0.10 per share with 64,783 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

During the year ended December 31, 2017, the Company issued 500,000 shares of common stock in connection with the exercise of a warrant for 500,000 shares of common stock at $0.08 per share in exchange for $40,000.

Warrant expiration

During the years ended December 31, 2017 and 2016, warrants to purchase an aggregate of 392,047 and 676,426, respectively, shares of restricted common stock expired.

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

The Company incurred $0 and $37,500 in stock based compensation to this director during the years ended December 31, 2017 and 2016, respectively.

The amount payable to this director was $293,546 as of December 31, 2017 and 2016.

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

In 2017, the Company adopted FASB issued ASU No. 2015-17, Income Taxes (Topic 740). This ASU was issued as part of the FASB’s simplification initiative focused on improving areas of U.S. GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. ASU No. 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be presented net and classified as noncurrent in a classified statement of financial position. As a result of this adoption, the Company now presents deferred tax assets as a single line item, net, in long-term assets or labilities.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 11 – INCOME TAXES (continued)

There was not a provision for income taxes for the years ended December 31, 2017 and 2016.

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

The following table presents a reconciliation of the statutory Federal rate and the Company’s effective tax rate for the years ended December 31:

	2017	2016
Tax provision (benefit) at Federal statutory rate	(34.00)%	(34.00)%
Accrued compensation	(0.32)%	0.89%
Stock based compensation	4.15%	10.01%
Depreciation and amortization	0.59%	0.36%
Other	0.26%	0.09%
Change in valuation allowance	29.32%	22.65%
Effective tax rate	0.00%	0.00%

The effective tax rate for the three and years ended December 31, 2017 and 2016, differs from the statutory rate of 34% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities for the years ended December 31:

	2017	2016
DEFERRED TAX ASSETS, net:
Net operating loss carryforwards	$8,705,467	$12,013,384
Accrued compensation	1,074,903	1,535,184
Stock based compensation	66,348	200,700
Credit carryforwards	71,910	100,318
Depreciation and amortization carryforwards	(71,054)	(87,903)
Total	9,847,574	13,761,683
Less valuation allowance	(9,847,574)	(13,761,683)
NET DEFERRED TAX ASSETS assets	$-	$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 11 – INCOME TAXES (continued)

As of December 31, 2017, the Company had a Federal net operating loss carryforward of $33,345,946. The net operating loss carryforward expires at various dates beginning in 2026 if not utilized. In addition, the Company had a net operating loss carryforward for Hawaii income tax purposes of $26,606,541 as of December 31, 2017, which expires at various dates beginning in 2026 if not utilized. These amounts differ from the Company’s accumulated deficit due to permanent and temporary tax differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of December 31, 2017 and 2016, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

Recent tax legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as reducing the U.S. federal statutory tax rate. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018.

As a result of TCJA, we recorded a change in our deferred tax asset of approximately, $3.8 million, which was offset by an adjustment to the allowance.

Uncertain tax positions

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

As of December 31, 2017 and 2016, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

State tax credits

The Company received a refundable tax credit of $17,253 and $47,082 from the State of Hawaii during the years ended December 31, 2017 and 2016, respectively. This amount is recorded as other income in the consolidated statement of operations.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31:

	2017
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,985,234)	99,951,385	$(0.02)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,985,234)	99,951,385	$(0.02)

	2016
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,783,705)	76,227,524	$(0.02)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,783,705)	76,227,524	$(0.02)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the years ended December 31:

	2017	2016
Common stock options	38,213,427	36,821,969
Common stock warrants	127,434,122	88,365,036
Total common stock equivalents	165,647,549	125,187,005

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $29,690 and $32,049, for the years ended December 31, 2017 and 2016, respectively.

NOTE 14 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the years ended December 31, 2017 and 2016. The remaining obligation of $20,000 as of December 31, 2017 and 2016, is recorded as a part of accounts payable on the consolidated balance sheets. The license expired in February 2016.

Employee settlement

As of December 31, 2017 and 2016, the Company owed a former employee a severance settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the severance settlement, a stock option previously granted to the former employee was fully vested and extended.

BASF agreement and license

In November 2006, the Company entered into a joint development and supply agreement with BASF SE (“BASF”). Under the agreement, the Company granted BASF an exclusive world-wide license to the Company’s rights related to the development and commercialization of Astaxanthin consumer health products; the Company retains all rights related to Astaxanthin pharmaceutical products. The Company is to receive specified royalties based on future net sales of such Astaxanthin consumer health products. No royalties were realized from this agreement during the years ended December 31, 2017 and 2016.

Capsugel agreement

On August 18, 2014, the Company entered into a collaboration agreement with Capsugel US, LLC (“Capsugel”) for the joint commercial development of Astaxanthin products (“Capsugel Astaxanthin Products”) for the consumer health market that contain nature-identical synthetic Astaxanthin and use Capsugel’s proprietary formulation technology. The agreement provides for the parties to jointly administer activities under a product development plan that will include identifying at least one mutually acceptable third party marketer who will further develop, market and distribute Capsugel Astaxanthin Products. Capsugel will share revenues with the Company based on net sales of products that are developed under the collaboration. No revenues were realized from this agreement during the years ended December 31, 2017 and 2016. In January 2016, the Company suspended development of a Capsugel Astaxanthin Product, ASTX-1F, based on certain technical issues which, together with other business and regulatory issues, materially impeded the formulation of ASTX-1F as a commercially viable product for the consumer health market.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance and noted the following non-recognized events for disclosure.

In January 2018: (i) an unvested option to purchase 50,000 shares of common stock was fully vested and the expiration modified from 90 days post termination of services to September 2027; (ii) an option to purchase 500,000 shares of common stock was granted to a service provider and shall be exercisable at $0.16 per share, vest over 4 years, and expire in 10 years; (iii) an option to purchase 166,667 shares of common stock was granted to a service provider and shall be exercisable at $0.16 per share, vest over 1 year, and expire in 5 years; and (iv) an option to purchase 166,667 shares of common stock was granted to an employee and shall be exercisable at $0.16 per share, vest over 1 year, and expire in 5 years.

***

