Form 10-Q
period 2018-03-31
CARDAX, INC.
filed 2018-05-09
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Emerging growth company [X]

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

As of May 7, 2018, there were 123,016,697 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

March 31, 2018 and 2017

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,293,303	$2,236,837
Accounts receivable	123,286	37,243
Inventories	228,234	340,425
Deposits and other assets	119,066	90,831
Prepaid expenses	21,848	22,838

Total current assets	1,785,737	2,728,174

PROPERTY AND EQUIPMENT, net	813	1,901

INTANGIBLE ASSETS, net	423,331	426,610

TOTAL ASSETS	$2,209,881	$3,156,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,523,151	$3,490,225
Accounts payable and accrued expenses	541,900	603,391
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,533,597	4,562,162

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,533,597	4,562,162

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 122,859,700 and 122,674,516 shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	122,860	122,675
Additional paid-in-capital	56,520,384	56,401,069
Deferred compensation	-	(10,125)
Accumulated deficit	(58,966,960)	(57,919,096)

Total stockholders’ deficit	(2,323,716)	(1,405,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,209,881	$3,156,685

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months
	ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

REVENUES, net	$313,310	$107,990

COST OF GOODS SOLD	135,532	42,562

GROSS PROFIT	177,778	65,428

OPERATING EXPENSES:
General and administrative expenses	553,269	273,528
Sales and marketing	350,114	80,041
Research and development	183,823	115,918
Stock based compensation	129,625	39,250
Depreciation and amortization	9,605	7,401

Total operating expenses	1,226,436	516,138

Loss from operations	(1,048,658)	(450,710)

OTHER INCOME (EXPENSES):
Other income	556	-
Interest income	1,119	581
Interest expense	(881)	(707)

Total other income (expenses)	794	(126)

Loss before the provision for income taxes	(1,047,864)	(450,836)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,047,864)	$(450,836)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	122,674,516	86,491,377
Diluted	122,674,516	86,491,377

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three-months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,047,864)	$(450,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,605	7,401
Stock based compensation	129,625	39,250
Bad debt expense on note receivable and accrued interest	89,036	-
Changes in assets and liabilities:
Accounts receivable	(86,043)	(17,378)
Inventories	112,191	(30,907)
Deposits and other assets	(117,271)	32,219
Prepaid expenses	990	2,318
Accrued payroll and payroll related expenses	32,926	18,410
Accounts payable and accrued expenses	(61,491)	56,234

Net cash used in operating activities	(938,296)	(343,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(5,238)	(6,463)

Net cash used in investing activities	(5,238)	(6,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	289,000

Net cash provided by financing activities	-	289,000

NET DECREASE IN CASH	(943,534)	(60,752)

CASH AT THE BEGINNING OF THE PERIOD	2,236,837	158,433

CASH AT THE END OF THE PERIOD	$1,293,303	$97,681

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$881	$707
Cash paid for income taxes	$-	$-

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

On November 24, 2015, the Holdings Merger Agreement was amended and restated (the “Amended Holdings Merger Agreement”). Under the terms of Amended Holdings Merger Agreement, the shares of common stock, par value $0.001 per share of Holdings and the shares of all other issued and outstanding capital stock of Holdings that by their terms were convertible or could otherwise be exchanged for shares of Holdings common stock, would be converted into and exchanged for the Company’s shares of Common Stock in a ratio of approximately 2.2:1. In addition, the Company would grant Holdings’ option and warrant holders warrants to purchase the Company’s warrants at the same stock conversion ratio. On November 24, 2015, the Company filed an amendment to the Form S-4 with the SEC and on March 29, 2015, the Form S-4 was declared effective by the SEC.

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

The Company is engaged in the development, marketing, and distribution of consumer health products. The Company’s first commercial product, ZanthoSyn®, is a physician recommended anti-inflammatory supplement for health and longevity that features astaxanthin with optimal absorption and purity. The Company sells ZanthoSyn® primarily through e-commerce and wholesale channels. As a next generation product, the Company is developing CDX-085, its patented astaxanthin derivative for more concentrated astaxanthin product applications. The Company may also pursue pharmaceutical applications of astaxanthin and related compounds. The safety and efficacy of the Company’s products have not been directly evaluated in clinical trials or confirmed by the FDA.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,047,864 and $450,836 for the three-months ended March 31, 2018 and 2017, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $58,966,960 as of March 31, 2018, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its business. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2018 and 2017. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 27, 2018.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue from contracts with customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted this standard effective January 1, 2018, using the retrospective method. As there was no impact on contracts that were previously completed and no significant impact to contracts completed after adoption, there was no need to restate prior results from operations.

The Company recognizes revenues from its contracts with customers for its products through e-commerce and wholesale channels when goods and services have been identified, the payment terms agreed to, the contract has commercial substance, both parties have approved the contract, and it is probable that the Company will collect all substantial consideration.

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues.

		March 31, 2018	March 31, 2017
Geographical area	Source	(Unaudited)	(Unaudited)
United States	Nutraceuticals	$296,897	$107,990
Hong Kong	Nutraceuticals	$16,413	$-

Sales discounts, rebates, promotional amounts to vendors, and returns and allowances are recorded as a reduction to sales in the period in which sales are recorded. The Company records shipping charges and sales tax gross in revenues and cost of goods sold. Sales discounts and other adjustments are recorded at the time of sale.

Other significant accounting policies

There have been no other material changes to our significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in our Annual Report.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires management to recognize lease assets and lease liabilities for all leases. ASU No. 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous U.S. GAAP. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s condensed consolidated financial statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently adopted accounting pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 23). The amendments of ASU No. 2017-18 require that a statement of cash flow explain the change during a period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance of ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has assessed the impact of this ASU and does not believe that this update has a significant impact on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The amendments of ASU No. 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance of ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has assessed the impact of this ASU and does not believe that this update has a significant impact on its condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the condensed consolidated financial statements.

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation. These reclassifications had no effect on the reported results of operations or cash flows.

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	March 31, 2018 (Unaudited)	December 31, 2017
Finished goods	$109,824	$240,917
Raw materials	95,905	98,937
Packing supplies and materials	22,505	571
Total inventories	$228,234	$340,425

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	March 31, 2018 (Unaudited)	December 31, 2017
Information technology equipment	$31,892	$31,892
Less accumulated depreciation	(31,079)	(29,991)
Total property and equipment, net	$813	$1,901

Depreciation expense was $1,088 and $1,509, for the three-months ended March 31, 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	March 31, 2018 (Unaudited)	December 31, 2017
Patents	$493,027	$493,027
Less accumulated amortization	(272,360)	(263,843)
	220,667	229,184
Patents pending	202,664	197,426
Total intangible assets, net	$423,331	$426,610

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $8,517 and $5,892 for the three-months ended March 31, 2018 and 2017, respectively.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

The Company owns 22 issued patents, including 14 in the United States and 8 others in China, India, Japan, and Hong Kong. These patents will expire beginning in 2023 through 2028, subject to any patent term extensions of the individual patent. The Company has 4 foreign patent applications pending in Europe, Canada, and Brazil.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Self-directed stock issuance

During the year ended December 31, 2017, the Company sold securities in a self-directed offering in the aggregate amount of $179,000, $3,774,456, and $124,979 at $0.08, $0.12, and $0.30, respectively, per unit. Each $0.08 unit consisted of 1 share of restricted common stock (2,237,500 shares), a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.08 per share, a five-year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.12 per share, and a five year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.16 per share. Each $0.12 unit consisted of 1 share of restricted common stock (31,453,788 shares) and a five-year warrant to purchase 1 share of restricted common stock (31,453,788 warrant shares) at $0.12 per share. Each $0.30 unit consisted of 1 share of restricted common stock (416,595 shares) and a five-year warrant to purchase 1 share of restricted common stock (416,595 warrant shares) at $0.30 per share.

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

During the three-months ended March 31, 2018 and 2017, the Company sold 0 and 567,644 shares of common stock for $0 and $60,000, respectively, pursuant to the EPA.

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

Shares outstanding

As of March 31, 2018 and December 31, 2017, the Company had a total of 122,859,700 and 122,674,516, respectively, shares of common stock outstanding.

NOTE 7 – STOCK GRANTS

Director stock grants

During the three-months ended March 31, 2018 and year ended December 31, 2017, the Company granted its independent directors an aggregate of 185,184 and 793,025, respectively, shares of restricted common stock in the Company. The expense recognized for these grants based on the grant date fair value was $50,000 and $150,000, respectively. These shares were fully vested upon issuance.

Consultant stock grants

On April 10, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.23 per share. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on April 1, 2018. The Company recognized $5,750 and $17,250 in stock-based compensation related to this grant during the three-months ended March 31, 2018 and year ended December 31, 2017, respectively.

On August 8, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.175 per share. These shares were subject to a risk of forfeiture and vested 25% upon grant and quarterly in arrears thereafter commencing on September 1, 2017. The Company recognized $4,375 and $13,125 in stock-based compensation related to this grant during the three-months ended March 31, 2018 and year ended December 31, 2017, respectively.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in three-months	Aggregate intrinsic value
Outstanding January 1, 2017	36,821,969	$0.41	5.94	$301,273
Exercisable January 1, 2017	36,771,969	$0.41	5.94	$299,273
Canceled	-
Granted	2,161,458
Exercised	(770,000)
Forfeited	-
Outstanding December 31, 2017	38,213,427	$0.41	5.23	$562,456
Exercisable December 31, 2017	36,213,427	$0.41	4.98	$562,456
Canceled	(350,000)
Granted	833,334
Exercised	-
Forfeited	-
Outstanding March 31, 2018	38,696,761	$0.41	5.00	$1,861,636
Exercisable March 31, 2018	36,346,761	$0.41	4.74	$1,786,636

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on March 31, 2018, based on a valuation of the Company’s stock for that day.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

A summary of the Company’s non-vested options for the year ended December 31, 2017, and three-months ended March 31, 2018, are presented below:

Non-vested at January 1, 2017	50,000
Granted	2,161,458
Vested	(211,458)
Forfeited	-
Non-vested at December 31, 2017	2,000,000
Granted	833,334
Vested	(133,334)
Canceled	(350,000)
Non-vested at March 31, 2018	2,350,000

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued outstanding were as follows for the:

	Three-months ended March 31, 2018	Year ended December 31, 2017
Dividend yield	0.0%	0.0%
Risk-free rate	2.38%	1.89% - 2.26%
Expected volatility	226%	221% - 232%
Expected term	3 - 7 years	5 - 7 years

The expected volatility was calculated based on the historical volatility of the Company. The risk-free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant timeframe. Due to a lack of historical information needed to estimate the Company’s expected term, it was estimated using the simplified method allowed.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

The Company recognized stock-based compensation expense related to options during the:

	Three-months ended March 31
	2018		2017
	Number	Amount	Number	Amount

Employee compensation	91,667	$60,125	-	$-
Compensation for outside services	41,667	9,375	25,000	1,750
Director compensation	-	-	78,125	12,500

Total	133,334	$69,500	103,125	$14,250

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in three-months	Aggregate intrinsic value
Outstanding January 1, 2017	88,365,036	$0.30	3.50	$543,770
Exercisable January 1, 2017	88,365,036	$0.30	3.50	$543,770
Canceled	-
Granted	40,259,133
Exercised	(798,000)
Forfeited	(392,047)
Outstanding December 31, 2017	127,434,122	$0.24	3.15	$3,957,689
Exercisable December 31, 2017	127,434,122	$0.24	3.15	$3,957,689
Canceled	-
Granted	-
Exercised	-
Forfeited	-
Outstanding March 31, 2018	127,434,122	$0.24	2.90	$13,733,627
Exercisable March 31, 2018	127,434,122	$0.24	2.90	$13,733,627

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

The Company did not recognize any stock-based compensation expense related to warrants during the three-months ended March 31, 2018 and 2017, respectively.

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

Warrant expiration

During the year ended December 31, 2017, warrants to purchase an aggregate of 392,047 shares of restricted common stock expired.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the three-months in which the differences are expected to be reversed.

The effective tax rate for the three-months ended March 31, 2018 and 2017, differs from the statutory rate of 34% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of March 31, 2018 and December 31, 2017, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

Recent tax legislation

On March 22, 2018, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as reducing the U.S. federal statutory tax rate. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018.

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

As of March 31, 2018 and December 31, 2017, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	Three-months ended March 31, 2018 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,047,864)	122,674,516	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,047,864)	122,674,516	$(0.01)

	Three-months ended March 31, 2017 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(450,836)	86,491,377	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(450,836)	86,491,377	$(0.01)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Common stock options	38,696,761	36,900,094
Common stock warrants	127,434,122	95,205,057
Total common stock equivalents	166,130,883	132,105,151

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $7,201 and $7,929, for the three-months ended March 31, 2018 and 2017, respectively.

Fleet Lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require total monthly payments of $1,489 for three-years. These leases convert to month-to-month leases in January 2021 unless terminated. Total rent expense under this agreement was $3,730, for the three-months ended March 31, 2018.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance and noted the following non-recognized events for disclosure.

On May 2, 2018, the Company filed a Form S-4 Registration Statement to register 27,705,782 shares of common stock with a par value of $0.001. These shares of common stock would be issued to warrant holders in exchange for (i) their outstanding warrants to purchase shares of common stock at $0.625 per share, and (ii) cash payment of $0.15 per share. If successful, this offering could result in a maximum of $3,831,710, net of offering costs, in capital to be used to fund its operations; however, the Company’s exchange is an offer to the warrant holders to exchange and exercise their warrants and there can be no assurance as to the number of warrants that will be exchanged and the net proceeds that would be raised by the Company.

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

We are devoting substantially all of our present efforts to establishing our business related to the development and commercialization of consumer health products. Our first commercial product, ZanthoSyn®, is a physician recommended anti-inflammatory supplement for health and longevity that features astaxanthin with optimal absorption and purity. The form of astaxanthin utilized in ZanthoSyn® has demonstrated excellent safety in peer-reviewed published studies and is designated as GRAS (Generally Recognized as Safe) according to FDA regulations. We sell ZanthoSyn® primarily through e-commerce and wholesale channels and expect that our marketing program will continue to focus on education of physicians, healthcare professionals, retail personnel, and consumers. As a next generation product candidate, we are developing CDX-085, our patented astaxanthin derivative for more concentrated astaxanthin product applications. We may also pursue pharmaceutical applications of astaxanthin and related compounds. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the FDA.

Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Results of Operations for the Three-Months Ended March 31, 2018 and 2017:

The following table reflects our operating results for the three-months ended March 31, 2018 and 2017:

Operating Summary	Three-months ended March 31, 2018	Three-months ended March 31, 2017
Revenues	$313,310	$107,990
Cost of Goods Sold	(135,532)	(42,562)
Gross Profit	177,778	65,428
Operating Expenses	(1,226,436)	(516,138)
Net Operating Loss	(1,048,658)	(450,710)
Other Income (Expenses)	794	(126)
Net Loss	$(1,047,864)	$(450,836)

Operating Summary for the Three-Months Ended March 31, 2018 and 2017

We sell ZanthoSyn® primarily through e-commerce and wholesale channels. We launched our e-commerce channel in August 2016 and began selling to GNC stores in Hawaii on January 25, 2017 and GNC corporate stores across the United States on August 10, 2017. As a result, revenues were $313,310 and $107,990 for the three-months ended March 31, 2018 and 2017, respectively. Costs of goods sold were $135,532 and $42,562 for the three-months ended March 31, 2018 and 2017, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $177,778 and $65,428 for the three-months ended March 31, 2018 and 2017, respectively, which represented gross profit margins of approximately 57% and 61%, respectively.

Operating expenses were $1,226,436 and $516,138 for the three-months ended March 31, 2018 and 2017, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with employee, consultant, or service provider agreements. Included in operating expenses were $129,625 and $39,250 in stock-based compensation for the three-months ended March 31, 2018 and 2017, respectively.

Other income (expenses), net, were $794 and $(126) for the three-months ended March 31, 2018 and 2017, respectively and primarily consists of interest income and expense.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the three-months ended March 31, 2018 and 2017, we used cash in operating activities in the amount of $938,296 and $343,289, respectively, and incurred a net loss of $1,047,864 and $450,836, respectively.

We require additional financing in order to continue to fund our operations and pay existing and future liabilities and other obligations.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	revenues from the sale of any products or licenses;
●	costs of production, marketing and sales capabilities, or other operating expenses; and
●	costs of research, development, and commercialization of our technologies.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Three-months ended March 31, 2018	Three-months ended March 31, 2017
Net Cash Used in Operating Activities	$(938,4296)	$(343,289)
Net Cash Used in Investing Activities	(5,238)	(6,463)
Net Cash Provided by Financing Activities	-	289,000
Net Cash (Decrease) for Period	(943,534)	(60,752)
Cash at Beginning of Period	2,236,837	158,433
Cash at End of Period	$1,293,303	$97,681

Cash Flows from Operating Activities

During the three-months ended March 31, 2018 and 2017, our operating activities primarily consisted of receipts and receivables from sales and payments or accruals for employees, directors, and consultants for services related to administration, sales and marketing, and research and development. For the three-months ended March 31, 2018, operating activities also included expenditures for inventory deposits.

Cash Flows from Investing Activities

During the three-months ended March 31, 2018 and 2017, our investing activities were primarily related to expenditures on patents.

Cash Flows from Financing Activities

During the three-months ended March 31, 2017, our financing activities consisted of transactions in which we raised proceeds through the issuance of our Common Stock.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements for the foreseeable future. We will need to seek to obtain additional equity or debt financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in the cost of components and manufacturing, or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional equity or debt financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2018.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 16, 2018, we issued 76,924 shares of our Common Stock in connection with the cashless exercise of stock options for 100,0000 shares of our Common Stock at $0.06 per share with 23,076 shares of our Common Stock withheld with an aggregate fair market value equal to the aggregate exercise price.

On May 2, 2018, we issued 80,073 shares of our Common Stock in connection with the cashless exercise of stock options for 100,0000 shares of our Common Stock at $0.06 per share with 19,927 shares of our Common Stock withheld with an aggregate fair market value equal to the aggregate exercise price.

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

Dated: May 9, 2018

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

