Form 10-Q
period 2018-06-30
CARDAX, INC.
filed 2018-08-13
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, there were 132,901,073 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

June 30, 2018 and 2017

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$327,183	$2,236,837
Accounts receivable	34,042	37,243
Inventories	399,062	340,425
Deposits and other assets	119,066	90,831
Prepaid expenses	101,214	22,838

Total current assets	980,567	2,728,174

PROPERTY AND EQUIPMENT, net	-	1,901

INTANGIBLE ASSETS, net	431,704	426,610

TOTAL ASSETS	$1,412,271	$3,156,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses	$3,506,207	$3,490,225
Accounts payable and accrued expenses	728,293	603,391
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,703,046	4,562,162

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,703,046	4,562,162

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 123,300,787 and 122,674,516 shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively	123,301	122,675
Additional paid-in-capital	56,653,005	56,401,069
Deferred compensation	-	(10,125)
Accumulated deficit	(60,067,081)	(57,919,096)

Total stockholders’ deficit	(3,290,775)	(1,405,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,412,271	$3,156,685

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended June 30,		For the six-months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$272,049	$66,237	$585,359	$174,227

COST OF GOODS SOLD	145,669	30,287	281,201	72,849

GROSS PROFIT	126,380	35,950	304,158	101,378

OPERATING EXPENSES:
Selling, general, and administrative expenses	391,250	134,461	818,117	279,357
Salaries and wages	397,239	157,535	815,457	321,681
Professional fees	229,278	64,330	411,167	174,800
Stock based compensation	133,062	45,000	262,687	84,250
Research and development	67,747	22,442	127,978	72,417
Depreciation and amortization	7,530	7,400	17,135	14,801

Total operating expenses	1,226,106	431,168	2,452,541	947,306

Loss from operations	(1,099,726)	(395,218)	(2,148,383)	(845,928)

OTHER INCOME (EXPENSES):
Other income	-	12,598	556	12,598
Interest income	815	587	1,934	1,168
Interest expense	(1,211)	(1,010)	(2,092)	(1,717)

Total other income (expenses)	(396)	12,175	398	12,049

Loss before the provision for income taxes	(1,100,122)	(383,043)	(2,147,985)	(833,879)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,100,122)	$(383,043)	$(2,147,985)	$(833,879)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	122,975,014	90,305,824	122,825,595	88,409,138
Diluted	122,975,014	90,305,824	122,825,595	88,409,138

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,147,985)	$(833,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,135	14,801
Stock based compensation	262,687	84,250
Bad debt expense on note receivable and accrued interest	89,933	-
Changes in assets and liabilities:
Accounts receivable	83,201	(7,554)
Inventories	(58,637)	1,044
Deposits and other assets	(118,168)	31,632
Prepaid expenses	(78,376)	1,026
Accrued payroll and payroll related expenses	15,982	14,604
Accounts payable and accrued expenses	44,902	39,777

Net cash used in operating activities	(1,889,326)	(654,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(20,328)	(7,618)

Net cash used in investing activities	(20,328)	(7,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	582,000

Net cash provided by financing activities	-	582,000

NET DECREASE IN CASH	(1,909,654)	(79,917)

CASH AT THE BEGINNING OF THE PERIOD	2,236,837	158,433

CASH AT THE END OF THE PERIOD	$327,183	$78,516

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,092	$1,717
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accounts payable into restricted stock	$-	$44,700
Settlement of receivables with payables	$80,000	$-

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,100,122 and $2,147,985, for the three and six months ended June 30, 2018, respectively, and a net loss of $383,043 and $833,879 for the three and six months ended June 30, 2017, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $60,067,081 as of June 30, 2018, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its business. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise additional capital to carry out its business plan. As part of the Company’s efforts, it raised an additional $1.44 million in gross proceeds through the exchange of 9.6 million warrants during a warrant exchange offering that closed on July 27, 2018. The Company’s continued ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2018 and 2017. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the six-months ended:

		June 30, 2018	June 30, 2017
Geographical area	Source	(Unaudited)	(Unaudited)
United States	Nutraceuticals	$568,946	$174,227
Hong Kong	Nutraceuticals	$16,413	$-

Sales discounts, rebates, promotional amounts to vendors, and returns and allowances are recorded as a reduction to sales in the period in which sales are recorded. The Company records shipping charges and sales tax gross in revenues and cost of goods sold. Sales discounts and other adjustments are recorded at the time of sale.

Other significant accounting policies

There have been no other material changes to our significant accounting policies during the six-months ended June 30, 2018, as compared to the significant accounting policies described in our Annual Report.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

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

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	June 30, 2018 (Unaudited)	December 31, 2017
Raw materials	$250,855	$98,937
Finished goods	148,207	240,917
Packing supplies and materials	-	571
Total inventories	$399,062	$340,425

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	June 30, 2018 (Unaudited)	December 31, 2017
Information technology equipment	$31,892	$31,892
Less accumulated depreciation	(31,892)	(29,991)
Total property and equipment, net	$-	$1,901

Depreciation expense was $420 and $1,901, for the three and six-months ended June 30, 2018, respectively, and $1,508 and $3,017, for the three and six-months ended June 30, 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	June 30, 2018 (Unaudited)	December 31, 2017
Patents	$493,027	$493,027
Less accumulated amortization	(279,078)	(263,843)
	213,949	229,184
Patents pending	217,755	197,426
Total intangible assets, net	$431,704	$426,610

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $6,717 and $15,235 for the three and six-months ended June 30, 2018, respectively, and $6,142 and $12,284, for the three and six-months ended June 30, 2017, respectively.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Self-directed stock issuance

During the year ended December 31, 2017, the Company sold securities in a self-directed offering in the aggregate amount of $179,000, $3,774,456, and $124,979 at $0.08, $0.12, and $0.30, respectively, per unit. Each $0.08 unit consisted of 1 share of restricted common stock (2,237,500 shares), a five year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.08 per share, a five year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.12 per share, and a five year warrant to purchase 1 share of restricted common stock (2,237,500 warrant shares) at $0.16 per share. Each $0.12 unit consisted of 1 share of restricted common stock (31,453,788 shares) and a five-year warrant to purchase 1 share of restricted common stock (31,453,788 warrant shares) at $0.12 per share. Each $0.30 unit consisted of 1 share of restricted common stock (416,595 shares) and a five-year warrant to purchase 1 share of restricted common stock (416,595 warrant shares) at $0.30 per share.

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

During the six-months ended June 30, 2018 and 2017, the Company sold 0 and 567,644 shares of common stock for $0 and $60,000, respectively, pursuant to the EPA.

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

Shares outstanding

As of June 30, 2018 and December 31, 2017, the Company had a total of 123,300,787 and 122,674,516, respectively, shares of common stock outstanding.

NOTE 7 – STOCK GRANTS

Director stock grants

During the six-months ended June 30, 2018, the Company granted its independent directors an aggregate of 469,274 shares of restricted common stock in the Company. As a result of the increase in Board Members by three members, the total fair value of this stock on the date of grant was $112,500 for the six-months ended June 30, 2018. These shares were fully vested upon issuance.

During the six-months ended June 30, 2017, the Company granted its independent directors an aggregate of 322,916 shares of restricted common stock in the Company. The total fair value of this stock on the date of grant was $50,000 for the six-months ended June 30, 2017. These shares were fully vested upon issuance.

Consultant stock grants

On April 10, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.23 per share. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on April 1, 2017. The Company recognized $5,750 and $0 in stock-based compensation related to this grant during the six-months ended June 30, 2018 and 2017, respectively.

On August 8, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.175 per share. These shares were subject to a risk of forfeiture and vested 25% upon grant and quarterly in arrears thereafter commencing on September 1, 2017. The Company recognized $4,375 and $0 in stock-based compensation related to this grant during the six-months ended June 30, 2018 and 2017, respectively.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2017	36,821,969	$0.41	5.94	$301,273
Exercisable January 1, 2017	36,771,969	$0.41	5.94	$299,273
Canceled	-
Granted	2,161,458
Exercised	(770,000)	-
Forfeited	-
Outstanding December 31, 2017	38,213,427	$0.41	5.23	$562,456
Exercisable December 31, 2017	36,213,427	$0.41	4.98	$562,456
Canceled	(350,000)
Granted	1,833,334
Exercised	(156,997)	-
Forfeited	(43,003)
Outstanding June 30, 2018	39,496,761	$0.41	4.89	$1,265,084
Exercisable June 30, 2018	36,271,762	$0.41	4.50	$1,225,084

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on June 30, 2018, based on a valuation of the Company’s stock for that day.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

A summary of the Company’s non-vested options for the year ended December 31, 2017, and six-months ended June 30, 2018, are presented below:

Non-vested at January 1, 2017	50,000
Granted	2,161,458
Vested	(211,458)
Forfeited	-
Non-vested at December 31, 2017	2,000,000
Granted	1,833,334
Vested	(258,335)
Canceled	(350,000)
Non-vested at June 30, 2018	3,224,999

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued outstanding were as follows for the:

	Six-months ended June 30, 2018	Year ended December 31, 2017
Dividend yield	0.0%	0.0%
Risk-free rate	2.38%	1.89% - 2.26%
Expected volatility	226%	221% - 232%
Expected term	3 - 7 years	5 - 7 years

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

Stock option exercise

During the six-months ended June 30, 2018, the Company issued 156,997 shares of common stock in connection with the cashless exercise of stock options for 100,000, 50,000, and 50,000 shares of common stock exercisable at $0.06 per share with 43,003 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

During the year ended December 31, 2017, the Company issued 645,288 shares of common stock in connection with the cashless exercise of stock options for 100,000, 45,000, and 625,000 shares of common stock exercisable at $0.155, $0.06, and $0.06, respectively, per share with 124,712 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK OPTION PLANS (continued)

The Company recognized stock-based compensation expense related to options during the:

	Six-months ended June 30
	2018		2017
	Number	Amount	Number	Amount

Employee compensation	133,334	$108,500	-	$-
Compensation for outside services	125,001	31,562	50,000	3,500
Director compensation	-	-	161,458	25,000

Total	258,335	$140,062	211,458	$28,500

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2017	88,365,036	$0.30	3.50	$543,770
Exercisable January 1, 2017	88,365,036	$0.30	3.50	$543,770
Canceled	-
Granted	40,259,133
Exercised	(798,000)
Forfeited	(392,047)
Outstanding December 31, 2017	127,434,122	$0.24	3.15	$3,957,689
Exercisable December 31, 2017	127,434,122	$0.24	3.15	$3,957,689
Canceled	-
Granted	-
Exercised	-
Forfeited	-
Outstanding June 30, 2018	127,434,122	$0.24	2.65	$9,809,613
Exercisable June 30, 2018	127,434,122	$0.24	2.65	$9,809,613

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

The Company did not recognize any stock-based compensation expense related to warrants during the six-months ended June 30, 2018 and 2017, respectively.

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

Warrant exchange

On May 2, 2018, the Company filed a Form S-4 Registration Statement to register 27,705,782 shares of common stock with a par value of $0.001. These shares of common stock would be issued to warrant holders in exchange for (i) their outstanding warrants to purchase shares of common stock at $0.625 per share, and (ii) cash payment of $0.15 per share. This offering closed on July 27, 2018 and resulted in an exchange of 9.6 million warrants for $1.44 million in gross proceeds. These amounts were held in escrow as of June 30, 2018, and are not reflected in the June 30, 2018, financial statements.

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

The effective tax rate for the three and six-months ended June 30, 2018 and 2017, differs from the statutory rate of 21% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of June 30, 2018 and December 31, 2017, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of June 30, 2018 and December 31, 2017, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 11 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	Three-months ended June 30, 2018 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,100,122)	122,975,014	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,100,122)	122,975,014	$(0.01)

	Three-months ended June 30, 2017(Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(383,043)	90,305,824	$(0.00)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(383,043)	90,305,824	$(0.00)

	Six-months ended June 30, 2018 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(2,147,985)	122,825,595	$(0.02)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(2,147,985)	122,825,595	$(0.02)

	Six-months ended June 30, 2017 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(833,879)	88,409,138	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(833,879)	88,409,138	$(0.01)

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 11 – BASIC AND DILUTED NET LOSS PER SHARE (continued)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Common stock options	39,496,761	36,983,427
Common stock warrants	127,434,122	99,322,970
Total common stock equivalents	166,930,883	136,306,397

NOTE 12 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $13,701 and $20,902, for the three and six-months ended June 30, 2018, respectively, and $7,842 and $15,771, for the three and six-months ended June 30, 2017, respectively.

Fleet Lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require total monthly payments of $1,619 is for three-years. These leases convert to month-to-month leases in January 2021 unless terminated. Total rent expense under this agreement was $5,621 and $9,351, for the three and six-months ended June 30, 2018, respectively, and $0 for the three and six-months ended June 30, 2017.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance. Management identified the below subsequent event for additional disclosure in the financial statements.

On May 2, 2018, the Company filed a Form S-4 Registration Statement to register 27,705,782 shares of common stock with a par value of $0.001. These shares of common stock would be issued to warrant holders in exchange for (i) their outstanding warrants to purchase shares of common stock at $0.625 per share, and (ii) cash payment of $0.15 per share. This offering closed on July 27, 2018 and resulted in an exchange of 9.6 million warrants for $1.44 million in gross proceeds. These amounts were held in escrow as of June 30, 2018, and are not reflected in the June 30, 2018, financial statements.

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

Subsequent Events

On May 2, 2018, the Company filed a Form S-4 Registration Statement to register 27,705,782 shares of common stock with a par value of $0.001. These shares of common stock would be issued to warrant holders in exchange for (i) their outstanding warrants to purchase shares of common stock at $0.625 per share, and (ii) cash payment of $0.15 per share. This offering closed on July 27, 2018 and resulted in an exchange of 9.6 million warrants for $1.44 million in gross proceeds. These amounts were held in escrow as of June 30, 2018, and are not reflected in the June 30, 2018, financial statements.

Results of Operations

Results of Operations for the Three and Six-Months Ended June 30, 2018 and 2017:

The following table reflects our operating results for the three and six-months ended June 30, 2018 and 2017:

Operating Summary	Three-months ended June 30, 2018	Three-months ended June 30, 2017	Six-months ended June 30, 2018	Six-months ended June 30, 2017
Revenues	$272,049	$66,237	$585,359	$174,227
Cost of Goods Sold	(145,669)	(30,287)	(281,201)	(72,849)
Gross Profit	126,380	35,950	304,158	101,378
Operating Expenses	(1,226,106)	(431,168)	(2,452,541)	(947,306)
Net Operating Loss	(1,099,726)	(395,218)	(2,148,383)	(845,928)
Other (Loss) Income	(396)	12,175	398	12,049
Net Loss	$(1,100,122)	$(383,043)	$(2,147,985)	$(833,879)

Operating Summary for the Three-Months Ended June 30, 2018 and 2017

We sell ZanthoSyn® primarily through e-commerce and wholesale channels. We launched our e-commerce channel in August 2016 and began selling to GNC stores in Hawaii on January 25, 2017 and GNC corporate stores across the United States on August 10, 2017. As a result, revenues were $272,049 and $66,237 for the three-months ended June 30, 2018 and 2017, respectively. Costs of goods sold were $145,669 and $30,287 for the three-months ended June 30, 2018 and 2017, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $126,380 and $35,950 for the three-months ended June 30, 2018 and 2017, respectively, which represented gross profit margins of approximately 46% and 54%, respectively.

Operating expenses were $1,226,106 and $431,168 for the three-months ended June 30, 2018 and 2017, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with employee, consultant, or service provider agreements. Included in operating expenses were $133,062 and $45,000 in stock-based compensation for the three-months ended June 30, 2018 and 2017, respectively.

Other income (expenses), net, were $(396) and $12,175 for the three-months ended June 30, 2018 and 2017, respectively and primarily consisted of interest income and expense. For the three-months ended June 30, 2017, other income also consisted of a state refundable tax credit of $12,598.

Operating Summary for the Six-Months Ended June 30, 2018 and 2017

We sell ZanthoSyn® primarily through e-commerce and wholesale channels. We launched our e-commerce channel in August 2016 and began selling to GNC stores in Hawaii on January 25, 2017 and GNC corporate stores across the United States on August 10, 2017. As a result, revenues were $585,359 and $174,227 for the six-months ended June 30, 2018 and 2017, respectively. Costs of goods sold were $281,201 and $72,849 for the six-months ended June 30, 2018 and 2017, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $304,158 and $101,378 for the three-months ended June 30, 2018 and 2017, respectively, which represented gross profit margins of approximately 52% and 58%, respectively.

Operating expenses were $2,452,541 and $947,306 for the three-months ended June 30, 2018 and 2017, respectively. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with employee, consultant, or service provider agreements. Included in operating expenses were $262,687 and $84,250 in stock-based compensation for the six-months ended June 30, 2018 and 2017, respectively.

Other income (expenses), net, were $398 and $12,049 for the six-months ended June 30, 2018 and 2017, respectively and primarily consisted of interest income and expense. For the six-months ended June 30, 2017, other income also consisted of a state refundable tax credit of $12,598.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the six-months ended June 30, 2018 and 2017, we used cash in operating activities in the amount of $1,889,326 and $654,299, respectively, and incurred a net loss of $2,147,985 and $833,879, respectively.

We require additional financing in order to continue to fund our operations and pay existing and future liabilities and other obligations. We raised an additional $1.44 million in gross proceeds through the exchange of 9.6 million warrants during a warrant exchange offering that closed on July 27, 2018.

We intend to raise additional capital that would fund our operations through at least June 30, 2019. We may continue to obtain additional financing from investors through the private placement of our Common Stock and warrants to purchase our Common Stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable. We also may access capital under the previously reported equity purchase agreement, pursuant to which we have the right, but not the obligation, to sell shares of our Common Stock, as described in our Registration Statement on Form S-1 (333-214049) filed on February 8, 2017.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	revenues from the sale of any products or licenses;
●	costs of production, marketing and sales capabilities, or other operating expenses; and
●	costs of research, development, and commercialization of our technologies.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Six-months ended June 30, 2018	Six-months ended June 30, 2017
Net Cash Used in Operating Activities	$(1,889,326)	$(654,299)
Net Cash Used in Investing Activities	(20,328)	(7,618)
Net Cash Provided by Financing Activities	-	582,000
Net Cash (Decrease) for Period	(1,909,654)	(79,917)
Cash at Beginning of Period	2,236,837	158,433
Cash at End of Period	$327,183	$78,516

Cash Flows from Operating Activities

During the six-months ended June 30, 2018 and 2017, our operating activities primarily consisted of receipts and receivables from sales and payments or accruals for employees, directors, and consultants for services related to administration, sales and marketing, research and development, and inventory deposits.

Cash Flows from Investing Activities

During the six-months ended June 30, 2018 and 2017, our investing activities were related to expenditures on patents.

Cash Flows from Financing Activities

During the six-months ended June 30, 2017, our financing activities consisted of transactions in which we raised proceeds through the issuance of our Common Stock.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements for the foreseeable future. We will need to seek to obtain additional equity or debt financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in the cost of components and manufacturing or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional equity or debt financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2018.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 13, 2018

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

