Form 10-Q
period 2018-09-30
CARDAX, INC.
filed 2018-11-13
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 13, 2018, there were 133,338,573 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

September 30, 2018 and 2017

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$198,574	$2,236,837
Accounts receivable	452,225	37,243
Inventories	326,174	340,425
Deposits and other assets	119,066	90,831
Prepaid expenses	24,052	22,838

Total current assets	1,120,091	2,728,174

PROPERTY AND EQUIPMENT, net	-	1,901

INTANGIBLE ASSETS, net	435,141	426,610

TOTAL ASSETS	$1,555,232	$3,156,685

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses, current portion	$3,450,570	$3,404,610
Accounts payable and accrued expenses	875,957	603,391
Fees payable to directors	418,546	418,546
Employee settlement	50,000	50,000

Total current liabilities	4,795,073	4,562,162

ACCRUED PAYROLL AND PAYROLL RELATED EXPENSES, net of current portion	94,885	85,615

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	4,889,958	4,647,777

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 133,338,573 and 122,674,516 shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	133,339	122,675
Additional paid-in-capital	58,067,566	56,401,069
Subscriptions receivable	(539,662)	-
Deferred compensation	-	(10,125)
Accumulated deficit	(60,995,969)	(57,919,096)

Total stockholders’ deficit	(3,334,726)	(1,405,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,555,232	$3,156,685

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended September 30,		For the nine-months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES, net	$549,540	$321,861	$1,134,899	$496,088

COST OF GOODS SOLD	240,152	149,207	521,353	222,056

GROSS PROFIT	309,388	172,654	613,546	274,032

OPERATING EXPENSES:
Salaries and wages	387,119	129,670	1,202,576	451,351
Selling, general, and administrative expenses	350,630	213,538	1,168,747	492,895
Professional fees	225,875	124,769	637,042	299,569
Stock based compensation	180,562	58,250	443,249	142,500
Research and development	86,115	1,798	214,093	74,215
Depreciation and amortization	6,718	7,388	23,853	22,189

Total operating expenses	1,237,019	535,413	3,689,560	1,482,719

Loss from operations	(927,631)	(362,759)	(3,076,014)	(1,208,687)

OTHER INCOME (EXPENSES):
Other income	-	-	556	12,598
Interest income	7	676	1,941	1,844
Interest expense	(1,264)	(1,073)	(3,356)	(2,790)

Total other (expenses) income, net	(1,257)	(397)	(859)	11,652

Loss before the provision for income taxes	(928,888)	(363,156)	(3,076,873)	(1,197,035)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(928,888)	$(363,156)	$(3,076,873)	$(1,197,035)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	130,083,598	100,587,843	125,271,516	92,513,317
Diluted	130,083,598	100,587,843	125,271,516	92,513,317

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended September 30,

	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,076,873)	$(1,197,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,853	22,189
Stock based compensation	443,249	142,500
Bad debt expense on note receivable and accrued interest	89,933	-
Changes in assets and liabilities:
Accounts receivable	(193,168)	(276,303)
Inventories	14,251	(43,963)
Deposits and other assets	(118,168)	(74,850)
Prepaid expenses	(1,214)	(229)
Accrued payroll and payroll related expenses	55,230	(25,720)
Accounts payable and accrued expenses	50,752	55,979

Net cash used in operating activities	(2,712,155)	(1,397,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(30,483)	(16,137)

Net cash used in investing activities	(30,483)	(16,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	704,375	4,013,456
Proceeds from the exercise of warrants	-	40,000

Net cash provided by financing activities	704,375	4,053,456

NET DECREASE (INCREASE) IN CASH	(2,038,263)	2,639,887

CASH AT THE BEGINNING OF THE PERIOD	2,236,837	158,433

CASH AT THE END OF THE PERIOD	$198,574	$2,798,320

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,356	$2,790
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accounts payable into restricted stock	$-	$44,700
Settlement of receivables with payables	$221,814	$-
Subscription receivable recognized for common shares issued	$539,662	$-

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 1 – COMPANY BACKGROUND (continued)

The Company is engaged in the development and commercialization of dietary supplements and pharmaceuticals. The Company’s first commercial product, ZanthoSyn®, is a physician recommended anti-inflammatory supplement for health and longevity that provides astaxanthin with enhanced absorption and purity. The Company sells ZanthoSyn® primarily through wholesale and e-commerce channels. The Company is also developing astaxanthin and related compounds, including CDX-085, for pharmaceutical applications. The safety and efficacy of the Company’s products have not been directly evaluated in clinical trials or confirmed by the FDA.

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $928,888 and $3,076,873, for the three and nine-months ended September 30, 2018, respectively, and net losses of $363,156 and $1,197,035 for the three and nine-months ended September 30, 2017, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $60,995,969 as of September 30, 2018, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its business. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

During the quarter ended September 30, 2018, the Company raised additional capital to carry out its business plan. As part of the Company’s efforts, it raised an additional $1.44 million in gross proceeds through the exchange of 9.6 million warrants via a warrant exchange offering that closed on July 27, 2018. As of September 30, 2018, $653,278 of this amount remained in an escrow account as subscriptions receivable and was collected on October 5, 2018, less $113,616 in placement fees and expenses, to net $539,662.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2018 and 2017.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Unaudited interim financial information (continued)

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

The Company recognizes revenues from its contracts with customers for its products through wholesale and e-commerce channels when goods and services have been identified, the payment terms agreed to, the contract has commercial substance, both parties have approved the contract, and it is probable that the Company will collect all substantial consideration.

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the nine-months ended:

		September 30, 2018	September 30, 2017
Geographical area	Source	(Unaudited)	(Unaudited)
United States	Nutraceuticals	$1,118,486	$496,088
Hong Kong	Nutraceuticals	$16,413	$-

Sales discounts, rebates, promotional amounts to vendors, and returns and allowances are recorded as a reduction to sales in the period in which sales are recorded. The Company records shipping charges and sales tax gross in revenues and cost of goods sold. Sales discounts and other adjustments are recorded at the time of sale.

Other significant accounting policies

There have been no other material changes to our significant accounting policies during the nine-months ended September 30, 2018, as compared to the significant accounting policies described in our Annual Report.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires management to recognize lease assets and lease liabilities for all leases. ASU No. 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous U.S. GAAP. The guidance in ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. The guidance in ASU No. 2018-07 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the FASB’s Concepts Statement, including the consideration of costs and benefits. The guidance in ASU No. 2018-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation, such as reclassifying a separation agreement that has terms extending beyond one year. These reclassifications had no effect on the reported results of operations or cash flows.

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	September 30, 2018 (Unaudited)	December 31, 2017
Finished goods	$267,543	$240,917
Raw materials	58,631	98,937
Packing supplies and materials	-	571
Total inventories	$326,174	$340,425

NOTE 4 – PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following as of:

	September 30, 2018 (Unaudited)	December 31, 2017
Information technology equipment	$-	$31,892
Less accumulated depreciation	-	(29,991)
Total property and equipment, net	$-	$1,901

Depreciation expense was $0 and $1,901, for the three and nine-months ended September 30, 2018, respectively, and $1,496 and $4,513, for the three and nine-months ended September 30, 2017, respectively.

During the nine-months ended September 30, 2018, Company wrote off its fully depreciated equipment. There was no gain or loss recognized for this write-off.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 5 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	September 30, 2018 (Unaudited)	December 31, 2017
Patents	$522,575	$493,027
Less accumulated amortization	(285,795)	(263,843)
	236,780	229,184
Patents pending	198,361	197,426
Total intangible assets, net	$435,141	$426,610

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $6,717 and $21,952 for the three and nine-months ended September 30, 2018, respectively, and $5,892 and $17,676 for the three and nine-months ended September 30, 2017, respectively.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

The Company owns 25 issued patents, including 14 in the United States and 11 others in Europe, Canada, China, India, Japan, and Hong Kong. These patents will expire beginning in 2023 through 2028, subject to any patent term extensions of the individual patent. The Company has 3 foreign patent applications pending in Europe and Brazil.

NOTE 6 –ACCRUED SEPARATION COSTS

On August 9, 2016, the Company entered into a separation agreement with an employee to pay $118,635 of accrued compensation over nine-years. This amount is included in accrued payroll and payroll related expenses in the accompanying balance sheets. This amount does not yield interest and matures as follows for the twelve-months ended September 30:

2019	$9,000
2020	9,000
2021	11,250
2022	12,000
2023	16,500
Thereafter	46,135
103,885
Less current portion	(9,000)
$94,885

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 7 – STOCKHOLDERS’ DEFICIT

Warrant exchange

In June 2018, the Company commenced an offering to exchange outstanding warrants for shares of common stock under a Form S-4 Registration Statement. These shares of common stock would be issued to warrant holders in exchange for (i) their outstanding warrants to purchase shares of common stock at $0.625 per share, and (ii) cash payment of $0.15 per share. This offering closed on July 27, 2018, and resulted in an exchange of 9.6 million warrants for $1,440,043 in gross proceeds and 9,600,286 shares of common stock. Of this amount, $653,278 was held in escrow as subscriptions receivable as of September 30, 2018 and received on October 5, 2018, less $113,616 in placement fees and expenses, to net $539,662.

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

During the nine-months ended September 30, 2018 and 2017, the Company sold 0 and 567,644 shares of common stock for $0 and $60,000, respectively, pursuant to the EPA.

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

Shares outstanding

As of September 30, 2018 and December 31, 2017, the Company had a total of 133,338,573 and 122,674,516, respectively, shares of common stock outstanding.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK GRANTS

Director stock grants

During the nine-months ended September 30, 2018 and 2017, the Company granted its independent directors an aggregate of 906,774 and 418,025 shares of restricted common stock in the Company, respectively. These shares were fully vested upon issuance. The increase in number of shares issued was due to the expansion of the Board of Directors by two members in June 2018. The total fair value of this stock on the date of grant was $200,000 and $93,750 for the nine-months ended September 30, 2018 and 2017, respectively.

Consultant stock grants

On April 10, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.23 per share. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on April 1, 2017. The Company recognized $5,750 and $11,500 in stock based compensation related to this grant during the nine-months ended September 30, 2018 and 2017, respectively.

On August 8, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.175 per share. These shares were subject to a risk of forfeiture and vested 25% upon grant and quarterly in arrears thereafter commencing on September 1, 2017. The Company recognized $4,375 and $8,750 in stock based compensation related to this grant during the nine-months ended September 30, 2018 and 2017, respectively.

NOTE 9 – STOCK OPTION PLANS

On February 7, 2014, the Company adopted the 2014 Equity Compensation Plan. Under this plan, the Company may issue options to purchase shares of common stock to employees, directors, advisors, and consultants. The aggregate number of shares that could be issued under this plan upon adoption was 30,420,148. On April 16, 2015, the majority stockholder of the Company approved an increase in the Company’s 2014 Equity Compensation Plan by 15 million shares.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2017	36,821,969	$0.41	5.94	$301,273
Exercisable January 1, 2017	36,771,969	$0.41	5.94	$299,273
Canceled	-
Granted	2,161,458
Exercised	(770,000)	-
Forfeited	-
Outstanding December 31, 2017	38,213,427	$0.41	5.23	$562,456
Exercisable December 31, 2017	36,213,427	$0.41	4.98	$562,456
Canceled	(350,000)
Granted	1,833,334
Exercised	(156,997)	-
Forfeited	(43,003)
Outstanding September 30, 2018	39,496,761	$0.41	4.64	$986,808
Exercisable September 30, 2018	36,580,097	$0.41	4.28	$963,475

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on September 30, 2018, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the year ended December 31, 2017, and nine-months ended September 30, 2018, are presented below:

Non-vested at January 1, 2017	50,000
Granted	2,161,458
Vested	(211,458)
Canceled	-
Non-vested at December 31, 2017	2,000,000
Granted	1,833,334
Vested	(566,670)
Canceled	(350,000)
Non-vested at September 30, 2018	2,916,664

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCK OPTION PLANS (continued)

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued were as follows for the:

	Nine-months ended September 30, 2018	Year ended December 31, 2017
Dividend yield	0.0%	0.0%
Risk-free rate	2.38% - 2.80%	1.89% - 2.26%
Expected volatility	217% - 226%	221% - 232%
Expected term	3 - 7 years	5 - 7 years

The expected volatility was calculated based on the historical volatility of the Company. The risk-free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, because the Company does not anticipate paying a dividend within the relevant timeframe. Due to a lack of historical information needed to estimate the Company’s expected term, it was estimated using the simplified method allowed.

The Company records forfeitures as they occur and reverses compensation cost previously recognized, in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.

Stock option exercise

During the nine-months ended September 30, 2018, the Company issued 156,997 shares of common stock in connection with the cashless exercise of stock options for 100,000, 50,000, and 50,000 shares of common stock exercisable at $0.06 per share with 43,003 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

During the year ended December 31, 2017, the Company issued 645,288 shares of common stock in connection with the cashless exercise of stock options for 100,000, 45,000, and 625,000 shares of common stock exercisable at $0.155, $0.06, and $0.06, respectively, per share with 124,712 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCK OPTION PLANS (continued)

Stock based compensation

The Company recognized stock-based compensation expense related to options during the:

	Nine-months ended September 30
	2018		2017
	Number	Amount	Number	Amount

Employee compensation	450,000	$156,875	-	$-
Compensation for outside services	375,000	76,250	50,000	3,500
Director compensation	-	-	161,458	25,000

Total	825,000	$233,125	211,458	$28,500

NOTE 10 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2017	88,365,036	$0.30	3.50	$543,770
Exercisable January 1, 2017	88,365,036	$0.30	3.50	$543,770
Canceled	-
Granted	40,259,133
Exercised	(798,000)
Forfeited	(392,047)
Outstanding December 31, 2017	127,434,122	$0.24	3.15	$3,957,689
Exercisable December 31, 2017	127,434,122	$0.24	3.15	$3,957,689
Canceled	-
Granted	315,010
Exercised	9,600,286
Forfeited	-
Outstanding September 30, 2018	118,148,846	$0.20	2.57	$7,848,637
Exercisable September 30, 2018	118,148,846	$0.20	2.57	$7,848,637

The Company estimates the fair value of warrants granted on each grant date using the Black-Scholes option valuation model. The expected volatility is calculated based on the historical volatility of the Company. The risk-free interest rate used is based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the warrants to be valued. The expected dividend yield is zero, because the Company does not anticipate paying a dividend within the relevant timeframe. Due to a lack of historical information needed to estimate the Company’s expected term, it is estimated using the simplified method allowed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 10 – WARRANTS (continued)

The Company did not recognize any stock-based compensation expense related to warrants during the nine-months ended September 30, 2018 and 2017, respectively.

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

Warrant exchange

In June 2018, the Company commenced an offering to exchange outstanding warrants for shares of common stock under a Form S-4 Registration Statement. These shares of common stock would be issued to warrant holders in exchange for (i) their outstanding warrants to purchase shares of common stock at $0.625 per share, and (ii) cash payment of $0.15 per share. This offering closed on July 27, 2018, and resulted in an exchange of 9.6 million warrants for $1,440,043 in gross proceeds and 9,600,286 shares of common stock. Of this amount, $653,278 was held in escrow as subscriptions receivable as of September 30, 2018. The subscriptions receivable amount was received on October 5, 2018, less $113,616 in placement fees and expenses, to net $539,662. As part of this exchange, warrants to purchase 315,010 shares of common stock at $0.21 per share were issued to investment bankers for their services.

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

The effective tax rate for the three and nine-months ended September 30, 2018 and 2017, differs from the statutory rate of 21% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of September 30, 2018 and December 31, 2017, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of September 30, 2018 and December 31, 2017, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	Three-months ended September 30, 2018 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(928,888)	130,083,598	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(928,888)	130,083,598	$(0.01)

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE (continued)

	Three-months ended September 30, 2017(Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(363,156)	100,587,843	$(0.00)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(363,156)	100,587,843	$(0.00)

	Nine-months ended September 30, 2018 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(3,076,873)	125,271,516	$(0.02)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(3,076,873)	125,271,516	$(0.02)

	Nine-months ended September 30, 2017 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,197,035)	92,513,317	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,197,035)	92,513,317	$(0.01)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Common stock options	39,496,761	36,838,427
Common stock warrants	118,148,846	127,018,546
Total common stock equivalents	157,645,607	163,856,973

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $8,760 and $29,662, for the three and nine-months ended September 30, 2018, respectively, and $8,164 and $23,935, for the three and nine-months ended September 30, 2017, respectively.

Fleet Lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require total monthly payments of $1,619 for three years. These leases convert to month-to-month leases in January 2021 unless terminated. Total rent expense under this agreement was $5,602 and $14,953, for the three and nine-months ended September 30, 2018, respectively, and $0 for the three and nine-months ended September 30, 2017.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance. On October 5, 2018, the Company received the subscriptions receivable amount outstanding of $653,278, less $113,616 in placement fees and expenses, to net $539,662.

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

We are devoting substantially all of our present efforts to establishing our business related to the development and commercialization of dietary supplements and pharmaceuticals. Our first commercial product, ZanthoSyn®, is a physician recommended anti-inflammatory supplement for health and longevity that provides astaxanthin with enhanced absorption and purity. The form of astaxanthin utilized in ZanthoSyn® has demonstrated excellent safety in peer-reviewed published studies and is designated as GRAS (Generally Recognized as Safe) according to FDA regulations. We sell ZanthoSyn® primarily through wholesale and e-commerce channels and expect that our marketing program will continue to focus on education of physicians, healthcare professionals, retail personnel, and consumers. We are also developing astaxanthin and related compounds, including CDX-085, for pharmaceutical applications. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the FDA.

Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Subsequent Events

On October 5, 2018, the Company received the subscriptions receivable amount outstanding of $653,278, less $113,616 in placement fees and expenses, to net $539,662.

Results of Operations

Results of Operations for the Three and Nine-Months Ended September 30, 2018 and 2017:

The following table reflects our operating results for the three and nine-months ended September 30, 2018 and 2017:

Operating Summary	Three-months ended September 30, 2018	Three-months ended September 30, 2017	Nine-months ended September 30, 2018	Nine-months ended September 30, 2017
Revenues	$549,540	$321,861	$1,134,899	$496,088
Cost of Goods Sold	(240,152)	(149,207)	(521,353)	(222,056)
Gross Profit	309,388	172,654	613,546	274,032
Operating Expenses	(1,237,019)	(535,413)	(3,689,560)	(1,482,719)
Net Operating Loss	(927,631)	(362,759)	(3,076,014)	(1,208,687)
Other (Loss) Income	(1,257)	(397)	(859)	11,652
Net Loss	$(928,888)	$(363,156)	$(3,076,873)	$(1,197,035)

Operating Summary for the Three-Months Ended September 30, 2018 and 2017

We sell ZanthoSyn® primarily through wholesale and e-commerce channels. We launched our e-commerce channel in August 2016 and began selling to GNC stores in Hawaii on January 25, 2017 and GNC corporate stores across the United States on August 10, 2017. As a result, revenues were $549,540 and $321,861 for the three-months ended September 30, 2018 and 2017, respectively. Costs of goods sold were $240,152 and $149,207 for the three-months ended September 30, 2018 and 2017, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $309,388 and $172,654 for the three-months ended September 30, 2018 and 2017, respectively, which represented gross profit margins of approximately 56% and 54%, respectively.

Operating expenses were $1,237,019 and $535,413 for the three-months ended September 30, 2018 and 2017, respectively. The increase in operating expenses was primarily due to (i) sales and marketing personnel and related activities, (ii) partial restoration of employee salaries, (iii) stock-based compensation for new employees and directors, (iv) initiation of a clinical trial, and (v) pharmaceutical development efforts. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with employee, consultant, or service provider agreements. Included in operating expenses were $180,562 and $58,250 in stock-based compensation for the three-months ended September 30, 2018 and 2017, respectively.

Other income (expenses), net, were $(1,257) and $(397) for the three-months ended September 30, 2018 and 2017, respectively and primarily consisted of interest income and expense.

Operating Summary for the Nine-Months Ended September 30, 2018 and 2017

We sell ZanthoSyn® primarily through wholesale and e-commerce channels. We launched our e-commerce channel in August 2016 and began selling to GNC stores in Hawaii on January 25, 2017 and GNC corporate stores across the United States on August 10, 2017. As a result, revenues were $1,134,899 and $496,088 for the nine-months ended September 30, 2018 and 2017, respectively. Costs of goods sold were $521,353 and $222,056 for the nine-months ended September 30, 2018 and 2017, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $613,546 and $274,032 for the three-months ended September 30, 2018 and 2017, respectively, which represented gross profit margins of approximately 54% and 55%, respectively.

Operating expenses were $3,689,560 and $1,482,719 for the nine-months ended September 30, 2018 and 2017, respectively. The increase in operating expenses was primarily due to (i) sales and marketing personnel and related activities, (ii) partial restoration of employee salaries, (iii) stock-based compensation for new employees and directors, (iv) initiation of a clinical trial, and (v) pharmaceutical development efforts. Operating expenses primarily consisted of expenses for services provided to the Company, including payroll and consultation, for research and development, administration, and sales and marketing. These expenses were paid in accordance with employee, consultant, or service provider agreements. Included in operating expenses were $443,249 and $142,500 in stock-based compensation for the nine-months ended September 30, 2018 and 2017, respectively.

Other income (expenses), net, were $(859) and $11,652 for the nine-months ended September 30, 2018 and 2017, respectively and primarily consisted of interest income and expense. For the nine-months ended September 30, 2017, other income also consisted of a state refundable tax credit of $12,598.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the nine-months ended September 30, 2018 and 2017, we used cash in operating activities in the amount of $2,712,155 and $1,397,432, respectively, and incurred net losses of $3,076,873 and $1,197,035, respectively.

We require additional financing in order to continue to fund our operations and pay existing and future liabilities and other obligations. We raised an additional $1.44 million in gross proceeds through the exchange of 9.6 million warrants via a warrant exchange offering that closed on July 27, 2018. On October 5, 2018, we received the subscriptions receivable amount outstanding of $653,278, less $113,616 in placement fees and expenses, to net $539,662.

We intend to raise additional capital that would fund our operations through at least September 30, 2019. We may continue to obtain additional financing from investors through the private placement of our Common Stock and warrants to purchase our Common Stock. Any financing transaction could also, or in the alternative, include the issuance of our debt or convertible debt securities. There can be no assurance that a financing transaction would be available to us on terms and conditions that we determined are acceptable. We also may access capital under the previously reported equity purchase agreement, pursuant to which we have the right, but not the obligation, to sell shares of our Common Stock, as described in our Registration Statement on Form S-1 (333-214049) filed on February 8, 2017.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and provided by financing activities during the periods indicated:

Cash Flow Summary	Nine-months ended September 30, 2018	Nine-months ended September 30, 2017
Net Cash Used in Operating Activities	$(2,712,155)	$(1,397,432)
Net Cash Used in Investing Activities	(30,483)	(16,137)
Net Cash Provided by Financing Activities	704,375	4,053,456
Net Cash (Decrease) Increase for Period	(2,038,263)	2,639,887
Cash at Beginning of Period	2,236,837	158,433
Cash at End of Period	$198,574	$2,798,320

Cash Flows from Operating Activities

During the nine-months ended September 30, 2018 and 2017, our operating activities primarily consisted of receipts and receivables from sales and payments or accruals for employees, directors, and consultants for services related to administration, sales and marketing, research and development, and inventory deposits.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2018 and 2017, our investing activities were related to expenditures on patents.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2018 and 2017, our financing activities consisted of transactions in which we raised proceeds through the issuance of our Common Stock. In June 2018, we commenced an offering to exchange outstanding warrants for shares of our Common Stock under a Form S-4 Registration Statement. The shares of our Common Stock would be issued to warrant holders in exchange for (i) their outstanding warrants to purchase shares of our Common Stock at $0.625 per share, and (ii) cash payment of $0.15 per share. This offering closed on July 27, 2018, and resulted in an exchange of 9.6 million warrants for $1,440,043 in gross proceeds and 9,600,286 shares of our Common Stock. Of this amount, $653,278 was held in escrow as subscriptions receivable as of September 30, 2018. The subscriptions receivable amount was received on October 5, 2018, less $113,616 in placement fees and expenses, to net $539,662.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2018.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities issued during the three-months ended September 30, 2018.

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

Dated: November 13, 2018

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

