Form 10-Q
period 2019-03-31
CARDAX, INC.
filed 2019-05-15
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common	CDXI	OTC

As of May 15, 2019, there were 136,019,928 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

March 31, 2019 and 2018

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$73,355	$243,753
Accounts receivable	185,295	157,082
Inventories	1,423,002	1,480,380
Deposits and other assets	119,066	119,066
Prepaid expenses	23,169	24,083

Total current assets	1,823,887	2,024,364

INTANGIBLE ASSETS, net	434,372	434,534

RIGHT TO USE LEASED ASSETS	30,813	-

TOTAL ASSETS	$2,289,072	$2,458,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses, current portion	$3,463,673	$3,428,011
Accounts payable and accrued expenses	1,672,091	1,996,097
Fees payable to directors	418,546	418,546
Accrued separation costs, current portion	9,000	9,000
Lease liability, current portion	17,129	-
Employee settlement	50,000	50,000

Total current liabilities	5,630,439	5,901,654

NON-CURRENT LIABILITIES
Long-term note payable	1,000,000	-
Accrued separation costs, less current portion	90,385	92,635
Lease liability, less current portion	13,684	-

Total non-current liabilities	1,104,069	92,635

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	6,734,508	5,994,289

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 134,686,596 and 133,888,573 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	134,687	133,889
Additional paid-in-capital	58,498,615	58,274,038
Accumulated deficit	(63,078,738)	(61,943,318)

Total stockholders’ deficit	(4,445,436)	(3,535,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,289,072	$2,458,898

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-months ended March 31,

	2019	2018
	(Unaudited)	(Unaudited)

REVENUES, net	$164,972	$313,310

COST OF GOODS SOLD	104,180	135,532

GROSS PROFIT	60,792	177,778

OPERATING EXPENSES:
Salaries and wages	404,809	418,218
Selling, general, and administrative expenses	291,569	426,867
Professional fees	241,368	181,889
Stock based compensation	180,375	129,625
Research and development	45,672	60,232
Depreciation and amortization	11,262	9,605

Total operating expenses	1,175,055	1,226,436

Loss from operations	(1,114,263)	(1,048,658)

OTHER INCOME (EXPENSE):
Other income	-	556
Interest income	2	1,119
Interest expense	(21,159)	(881)

Total other (expense) income, net	(21,157)	794

Loss before the provision for income taxes	(1,135,420)	(1,047,864)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,135,420)	$(1,047,864)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	133,947,091	122,674,516
Diluted	133,947,091	122,674,516

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER DEFICIT

Three-months ended March 31, 2018 and 2019

	Common Stock		Additional Paid-In-	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at December 31, 2017	122,674,516	122,675	56,401,069	(10,125)	(57,919,096)	(1,405,477)

Common stock grants to independent directors	185,184	185	49,815	-	-	50,000

Deferred compensation	-	-	-	10,125	-	10,125

Stock based compensation - options	-	-	69,500	-	-	69,500

Net loss	-	-	-	-	(1,047,864)	(1,047,864)

Balance at March 31, 2018	122,859,700	$122,860	$56,520,384	$-	$(58,966,960)	$(2,323,716)

Balance at December 31, 2018	133,888,573	$133,889	$58,274,038	$-	$(61,943,318)	$(3,535,391)

Common stock grants to independent directors	460,525	461	87,039	-	-	87,500

Common stock grant to service providers	37,500	37	6,338	-	-	6,375

Stock based compensation - options	-	-	86,500	-	-	86,500

Restricted stock issuances	299,998	300	44,700	-	-	45,000

Net loss	-	-	-	-	(1,135,420)	(1,135,420)

Balance at March 31, 2019	134,686,596	$134,687	$58,498,615	$-	$(63,078,738)	$(4,445,436)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-months ended March 31,

	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,135,420)	$(1,047,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,262	9,605
Stock based compensation	180,375	129,625
Bad debt expense on note receivable and accrued interest	-	89,036
Changes in assets and liabilities:
Accounts receivable	21,743	(86,043)
Inventories	57,378	112,191
Deposits and other assets	-	(117,271)
Prepaid expenses	914	990
Accrued payroll and payroll related expenses	35,662	32,926
Accounts payable and accrued expenses	(373,962)	(61,491)
Accrued separation costs	(2,250)	-

Net cash used in operating activities	(1,204,298)	(938,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(11,100)	(5,238)

Net cash used in investing activities	(11,100)	(5,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	45,000	-
Proceeds from the issuances of notes payable	1,000,000	-

Net cash provided by financing activities	1,045,000	-

NET DECREASE IN CASH	(170,398)	(943,534)

BEGINNING OF THE PERIOD	243,753	2,236,837

END OF THE PERIOD	$73,355	$1,293,303

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$10,967	$881
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of receivables with payables	$49,956	$-
Purchases of inventory in accounts payable	$-	$-
Right to use assets funded through leases	$30,813	$-

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

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $1,135,420 and $1,047,864 for the three-months ended March 31, 2019 and 2018, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $63,078,738 as of March 31, 2019, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its consumer business. The Company also plans to advance the research and development of its pharmaceutical candidates and anticipates further losses in the development of its pharmaceutical business. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

During the three-months ended March 31, 2019, the Company raised additional capital to carry out its business plan. As part of the Company’s efforts, it raised an additional $45,000 in gross proceeds through a private unit offering and issued $1 million in debt. The Company’s continued ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2019 and 2018.

Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019.

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

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the three-months ended:

		March 31, 2019	March 31, 2018
Geographical area	Source	(Unaudited)	(Unaudited)
United States	Nutraceuticals	$164,972	$296,897
Hong Kong	Nutraceuticals	$-	$16,413

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue from contracts with customers (continued)

Sales discounts, rebates, promotional amounts to vendors, and returns and allowances are recorded as a reduction to sales in the period in which sales are recorded. The Company records shipping charges and sales tax gross in revenues and cost of goods sold. Sales discounts and other adjustments are recorded at the time of sale.

Leases

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

The Company applied the modified retrospective approach in adopting this standard. The modified retrospective approach includes a number of optional practical expedients that the Company elected to apply; primarily the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. As part of this adoption, the Company will, in effect, continue to account for leases that commence before the effective date in accordance with previous U.S. GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous U.S. GAAP. This adoption of this standard on January 1, 2019, resulted in the Company recognizing a right-to-use asset and lease liability. The Company elected to not recognize any right-to-use assets or liabilities for leases that are twelve months or less. Lease costs are recognized straight-line over the term of the lease. The adoption of this standard did not impact retained earnings or cash flows of the Company.

Other significant accounting policies

There have been no other material changes to our significant accounting policies during the three-months ended March 31, 2019, as compared to the significant accounting policies described in our Annual Report.

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation, such as reclassifying a separation agreement that has terms extending beyond one year. These reclassifications had no effect on the reported results of operations or cash flows.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	March 31, 2019 (Unaudited)	December 31, 2018
Finished goods	$381,969	$96,750
Raw materials	1,041,033	1,383,630
Total inventories	$1,423,002	$1,480,380

As of March 31, 2019 and December 31, 2018, all raw materials were held at the manufacturer’s facility for future production.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	March 31, 2019 (Unaudited)	December 31, 2018
Patents	$585,589	$578,326
Less accumulated amortization	(303,774)	(292,512)
	281,815	285,814
Patents pending	152,557	148,720
Total intangible assets, net	$434,372	$434,534

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $11,262 and $8,517 for the three-months ended March 31, 2019 and 2018, respectively.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

The Company owns 28 issued patents, including 14 in the United States and 14 others in Europe, Canada, China, India, Japan, and Hong Kong. These patents will expire beginning in 2023 through 2028, subject to any patent term extensions of the individual patent. The Company has 1 patent application pending in the United States and 2 foreign patent applications pending in Europe and Brazil.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 5 –ACCRUED SEPARATION COSTS

On August 9, 2016, the Company entered into a separation agreement with an employee to pay $118,635 of accrued compensation over nine-years. As of March 31, 2019, $99,385 remains outstanding of which $9,000 is due within one-year and is reflected as a current liability.

NOTE 6 – LONG-TERM NOTE PAYABLE

On January 11, 2019, the Company entered into a $1,000,000 revolving inventory financing facility with a lender. Use of proceeds from this facility is limited to the purchase of inventory, including raw materials, intermediates, and finished goods, unless otherwise waived by the lender. This facility accrues interest at the rate of 12% per annum, is unsecured, and matures in three years from origination. This facility also requires monthly interest payments. As of March 31, 2019, the aggregate unpaid principal amount under this facility was $1,000,000. The Company incurred interest charges of $19,973 during the three months ended March 31, 2019 and $10,192 of interest is accrued as of March 31, 2019 on this inventory financing facility.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Self-directed stock issuance 2019

During the three-months ended March 31, 2019, the Company sold securities in a self-directed offering in the aggregate amount of $45,000 at $0.30 per unit. Each $0.30 unit consisted of 2 shares of restricted common stock (299,998 shares) and a five-year warrant to purchase 1 share of restricted common stock (149,999 warrant shares) at $0.20 per share.

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

Shares outstanding

As of March 31, 2019 and December 31, 2018, the Company had a total of 134,686,596 and 133,888,573 shares of common stock outstanding.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK GRANTS

Director stock grants

During the three-months ended March 31, 2019 and 2018, the Company granted its independent directors an aggregate of 460,525 and 185,184, respectively, shares of restricted common stock in the Company. These shares were fully vested upon issuance. The increase in number of shares issued was due to the expansion of the Board of Directors by two members in June 2018. The expense recognized for these grants based on the grant date fair value was $87,500 and $50,000 for the three-months ended March 31, 2019 and 2018, respectively.

Consultant stock grants

On April 10, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.23 per share. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on April 1, 2018. The Company recognized $5,750 in stock-based compensation related to this grant during the three-months ended March 31, 2018.

On August 8, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.175 per share. These shares were subject to a risk of forfeiture and vested 25% upon grant and quarterly in arrears thereafter commencing on September 1, 2017. The Company recognized $4,375 in stock-based compensation related to this grant during the three-months ended March 31, 2018.

On December 31, 2018, the Company granted consultants 112,500 shares of restricted common stock valued at $0.20 per share. These shares were fully vested upon issuance. The Company recognized $22,500 in stock-based compensation related to these grants during the year ended December 31, 2018.

On March 31, 2019, the Company granted consultants 37,500 shares of restricted common stock valued at $0.17 per share. These shares were fully vested upon issuance. The Company recognized $6,375 in stock-based compensation related to these grants during the three-months ended March 31, 2019.

NOTE 9 – STOCK OPTION PLANS

On February 7, 2014, the Company adopted the 2014 Equity Compensation Plan. Under this plan, the Company may issue options to purchase shares of common stock to employees, directors, advisors, and consultants. The aggregate number of shares reserved under this plan upon adoption was 30,420,148. On April 16, 2015, the majority stockholder of the Company approved an increase in the Company’s 2014 Equity Compensation Plan by 15 million shares. On December 4, 2018, the stockholders of the Company approved an increase in the Company’s 2014 Equity Compensation Plan by an additional 5 million shares, for a total of 50,420,148 shares reserved under the plan.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2018	38,213,427	$0.41	5.23	$562,456
Exercisable January 1, 2018	36,213,427	$0.41	4.98	$562,456
Canceled	(350,000)
Granted	2,833,334
Exercised	(200,000)
Forfeited	-
Outstanding December 31, 2018	40,496,761	$0.40	4.52	$986,808
Exercisable December 31, 2018	37,157,179	$0.41	4.10	$966,808
Canceled	-
Granted	-
Exercised	-
Forfeited	-
Outstanding March 31, 2019	40,496,761	$0.40	4.28	$664,331
Exercisable March 31, 2019	37,559,261	$0.41	3.90	$660,435

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on March 31, 2019, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the three-months ended March 31, 2019 and year ended December 31, 2018, are presented below:

Non-vested at January 1, 2018	2,000,000
Granted	2,833,334
Vested	(1,143,752)
Canceled	(350,000
Non-vested at December 31, 2018	3,339,582
Granted	-
Vested	(402,082)
Canceled	-
Non-vested at March 31, 2019	2,937,500

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCK OPTION PLANS (continued)

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued were as follows for the:

	Three-months ended March 31, 2019	Year ended December 31, 2018
Dividend yield	0.0%	0.0%
Risk-free rate	2.38% - 3.04%	2.38% - 3.04%
Expected volatility	214% - 226%	214% - 226%
Expected term	3 - 7 years	3 - 7 years

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

Stock based compensation

The Company recognized stock-based compensation expense related to options during the:

	Three-months ended March 31
	2019	2018
	Amount	Amount
Service provider compensation	$44,375	$9,375
Employee compensation	42,125	60,125

Total	$86,500	$69,500

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 10 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2018	127,434,122	$0.24	3.15	$3,957,689
Exercisable January 1, 2018	127,434,122	$0.24	3.15	$3,957,689
Canceled	-
Granted	315,010
Exercised	(9,600,286)
Forfeited	(101,984)
Outstanding December 31, 2018	118,046,862	$0.20	2.32	$7,848,637
Exercisable December 31, 2018	118,046,862	$0.20	2.32	$7,848,637
Canceled	(18,405,496)
Granted	149,999
Exercised	-
Forfeited	-
Outstanding March 31, 2019	99,791,365	$0.13	2.49	$5,005,222
Exercisable March 31, 2019	99,791,365	$0.13	2.49	$5,005,222

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

The Company did not recognize any stock-based compensation expense related to warrants during the three-months ended March 31, 2019 and 2018.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 10 – WARRANTS (continued)

Warrant expiration

During the three-months ended March 31, 2019, warrants to purchase an aggregate of 18,405,496 were canceled. During the year ended December 31, 2018, warrants to purchase an aggregate of 101,984 expired.

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

The effective tax rate for the three and three-months ended March 31, 2019 and 2018, differs from the statutory rate of 21% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of March 31, 2019 and December 31, 2018, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 11 – INCOME TAXES (continued)

Uncertain tax positions (continued)

As of March 31, 2019 and December 31, 2018, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

NOTE 12 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	Three-months ended March 31, 2019 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,135,420)	133,947,091	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,135,420)	133,947,091	$(0.01)

	Three-months ended March 31, 2018 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,047,864)	122,674,516	$(0.01)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(1,047,864)	122,674,516	$(0.01)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Common stock options	40,496,761	38,696,761
Common stock warrants	99,791,365	127,434,122
Total common stock equivalents	140,288,126	166,130,883

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $9,100 and $7,201 for the three-months ended March 31, 2019 and 2018, respectively.

Fleet Lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require monthly payments of $1,619 for three years. These leases convert to month-to-month leases in January 2021 unless terminated. Total lease expense under this agreement was $5,959 and $3,730 for the three-months ended March 31, 2019 and 2018, respectively.

Right-to-use leased asset and liability

As a result of the adoption of ASU No. 2016-02, Leases, on January 1, 2019, the Company recognized a right-to-use leased asset and liability for the Fleet Leases. The balance of this right-to-use asset and liability was $30,813 as of March 31, 2019.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance.

In April 2019, the Company sold securities in a self-directed offering in the aggregate amount of $200,000 at $0.30 per unit. Each unit consisted of 2 shares of restricted common stock (1,333,332 shares) and a five-year warrant to purchase 1 share of restricted common stock (666,666 warrant shares) at $0.20 per share.

On April 18, 2019, the Company issued a convertible note payable in the amount $150,000. This note bears interest at 10% per annum and matures on December 31, 2019. This note and accrued interest may convert into shares of common stock at $0.12 per share any time at the holder’s option or automatically upon maturity provided the 20-day volume weighted average price per share of the Company’s common stock upon maturity is at least $0.12 per share. This note was also issued with a detachable warrant to purchase 500,000 shares of stock at $0.20 per share.

***

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “Cardax,” the “Company,” “we,” “our,” or “us” means Cardax, Inc., the registrant, and, unless the context otherwise requires, together with its wholly-owned subsidiary, Cardax Pharma, Inc., a Delaware corporation (“Pharma”), and Pharma’s predecessor, Cardax Pharmaceuticals, Inc., a Delaware corporation (“Holdings”), which merged with and into Cardax, Inc. on December 30, 2015.

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to our “product” or “products” includes our dietary supplements, pharmaceutical candidates, and any of our other current or future products, product candidates, and technologies, to the extent applicable.

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

Subsequent Events

In April 2019, we sold securities in a self-directed offering in the aggregate amount of $200,000 at $0.30 per unit. Each unit consisted of 2 shares of restricted common stock (1,333,332 shares) and a five-year warrant to purchase 1 share of restricted common stock (666,666 warrant shares) at $0.20 per share.

On April 18, 2019, we issued a convertible note payable in the amount $150,000. This note bears interest at 10% per annum and matures on December 31, 2019. This note and accrued interest may convert into shares of common stock at $0.12 per share any time at the holder’s option or automatically upon maturity provided the 20-day volume weighted average price per share of our common stock upon maturity is at least $0.12 per share. This note was also issued with a detachable warrant to purchase 500,000 shares of stock at $0.20 per share.

Results of Operations

Results of Operations for the Three-Months Ended March 31, 2019 and 2018:

The following table reflects our operating results for the three-months ended March 31, 2019 and 2018:

Operating Summary	Three-months ended March 31, 2019	Three-months ended March 31, 2018
Revenues	$164,972	$313,310
Cost of Goods Sold	(104,180)	(135,532)
Gross Profit	60,792	177,778
Operating Expenses	(1,175,055)	(1,266,436)
Net Operating Loss	(1,114,263)	(1,048,658)
Other (Loss) Income	(21,157)	794
Net Loss	$(1,135,420)	$(1,047,864)

Operating Summary for the Three-Months Ended March 31, 2019 and 2018

We sell ZanthoSyn® primarily through wholesale and, to a lesser extent, e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is currently available at over three thousand GNC corporate stores in the United States. As a result, revenues were $164,972 and $313,310 for the three-months ended March 31, 2019 and 2018, respectively. The decrease in revenues for the three-months ended March 31, 2019 was primarily attributed to a combination of (i) GNC selling through existing ZanthoSyn® inventory we sold to GNC during the prior year, which impacted the timing and amounts of replenishment orders during the current period, and (ii) increased promotional activities at GNC stores, which increased the sales discounts passed through to us during the current period. Cost of goods sold were $104,180 and $135,32 for the three-months ended March 31, 2019 and 2018, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $60,792 and $177,778 for the three-months ended March 31, 2019 and 2018, respectively, which represented gross profit margins of 37% and 57%, respectively. The decrease in gross profit margin for the three-months ended March 31, 2019 was primarily attributed to increased promotional activities at GNC stores, which increased the sales discounts passed through to us during the current period.

Operating expenses were $1,175,055 and $1,266,436, for the three-months ended March 31, 2019 and 2018, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered into with each employee or service provider. Included in operating expenses were $180,375 and $129,625 in stock-based compensation for the three-months ended March 31, 2019 and 2018, respectively.

Other income (expense) was $(21,157) and $794, for the three-months ended March 31, 2019 and 2018, respectively. For the three-months ended March 31, 2019, other expense primarily consisted of interest expense of $21,429, which was offset by interest income of $2. For the three-months ended March 31, 2018, other income primarily consisted of interest and other income of $1,675, which was offset by interest expense of $881.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the three-months ended March 31, 2019 and 2018, we used cash in operating activities of $1,204,298 and $938,296, respectively, and incurred net losses of $1,135,420 and $1,047,864, respectively.

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

On the basis of current discussions with potential investors, investment banks, and others, management believes, consistent with its fundraising history, that the Company should have sufficient sources of liquidity to satisfy its ongoing obligations, although no assurance can be made that such financing will be available on acceptable terms, if at all. To the extent our cash and cash equivalents, cash flow from operating activities, and proceeds from the revolving inventory financing facility are insufficient to fund our future activities, including the development of our pharmaceutical candidates, we will need to raise additional funds through private or public equity or debt financings or bank credit arrangements. We also may need to raise additional funds in the event we determine to effect one or more acquisitions of, or investments in, businesses, services, or technologies. If additional funding is required, we may not be able to effect equity or debt financing or obtain bank credit arrangements on terms acceptable to us or at all.

The following is a summary of our cash flows provided by (used in) operating, investing, and provided by financing activities during the periods indicated:

Cash Flow Summary	Three-months ended March 31, 2019	Three-months ended March 31, 2018
Net Cash Used in Operating Activities	$(1,204,298)	$(938,296)
Net Cash Used in Investing Activities	(11,100)	(5,238)
Net Cash Provided by Financing Activities	1,045,000	-
Net Cash Decrease for Period	(170,398)	(943,534)
Cash at Beginning of Period	243,753	2,236,837
Cash at End of Period	$73,355	$1,293,303

Cash Flows from Operating Activities

During the three-months ended March 31, 2019 and 2018, our operating activities primarily consisted of receipts and receivables from sales, payments or accruals for employees, directors, and consultants for services related to research and development, sales and marketing, and administration, and deposits for future inventory.

Cash Flows from Investing Activities

During the three-months ended March 31, 2019 and 2018, our investing activities were related to expenditures on patents.

Cash Flows from Financing Activities

During the years ended March 31, 2019 and 2018, our financing activities primarily consisted of the issuance of debt and transactions in which we raised proceeds through the issuance of our common stock.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2019.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended March 31, 2019, the Company sold securities in a self-directed offering in the aggregate amount of $45,000 at $0.30 per unit. Each $0.30 unit consisted of 2 shares of restricted common stock (299,998 shares) and a five-year warrant to purchase 1 share of restricted common stock (149,999 warrant shares) at $0.20 per share.

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

Dated: May 15, 2019

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

