Form 10-Q
period 2019-06-30
CARDAX, INC.
filed 2019-08-14
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 136,640,761 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

June 30, 2019 and 2018

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$31,451	$243,753
Accounts receivable	34,454	157,082
Inventories	1,424,801	1,480,380
Deposits and other assets	119,066	119,066
Prepaid expenses	22,768	24,083

Total current assets	1,632,540	2,024,364

INTANGIBLE ASSETS, net	429,860	434,534

RIGHT TO USE LEASED ASSETS	26,298	-

TOTAL ASSETS	$2,088,698	$2,458,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses, current portion	$3,437,083	$3,428,011
Accounts payable and accrued expenses	1,591,005	1,996,097
Shareholder note payable	75,000	-
Fees payable to directors	418,546	418,546
Accrued separation costs, current portion	9,000	9,000
Current portion of notes payable, net of discount	476,159	-
Employee settlement	50,000	50,000
Lease liability, current portion	17,129	-
Derivative liability on convertible note payable	32,615	-

Total current liabilities	6,106,537	5,901,654

NON-CURRENT LIABILITIES
Notes payable, net of current portion	1,000,000	-
Accrued separation costs, less current portion	88,135	92,635
Lease liability, less current portion	9,169	-

Total non-current liabilities	1,097,304	92,635

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	7,203,841	5,994,289

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 136,640,761 and 133,888,573 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	136,641	133,889
Additional paid-in-capital	58,908,648	58,274,038
Accumulated deficit	(64,160,432)	(61,943,318)

Total stockholders’ deficit	(5,115,143)	(3,535,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,088,698	$2,458,898

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended June 30,		For the six-months ended June 30
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$45,391	$272,049	$210,363	$585,359

COST OF GOODS SOLD	29,481	145,669	133,661	281,201

GROSS PROFIT	15,910	126,380	76,702	304,158

OPERATING EXPENSES:
Salaries and wages	384,917	397,239	789,726	815,457
Selling, general, and administrative expenses	233,876	391,250	525,445	818,117
Professional fees	200,880	229,278	442,248	411,167
Stock based compensation	178,687	133,062	359,062	262,687
Research and development	59,196	67,747	104,868	127,978
Depreciation and amortization	7,766	7,530	19,028	17,135

Total operating expenses	1,065,322	1,226,106	2,240,377	2,452,541

Loss from operations	(1,049,412)	(1,099,726)	(2,163,675)	(2,148,383)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	17,385	-	17,385	-
Other income	-	-	-	556
Interest income	-	815	2	1,934
Interest expense	(49,667)	(1,211)	(70,826)	(2,092)

Total other (expense) income, net	(32,282)	(396)	(53,439)	398

Loss before the provision for income taxes	(1,081,694)	(1,100,122)	(2,217,114)	(2,147,985)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,081,694)	$(1,100,122)	$(2,217,114)	$(2,147,985)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	136,934,763	122,975,014	135,449,180	122,825,595
Diluted	136,934,763	122,975,014	135,449,180	122,825,595

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER DEFICIT

Six-months ended June 30, 2018 and 2019

	Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Paid-In-Capital	Compensation	Deficit	Total

Balance at January 1, 2018	122,674,516	$122,675	$56,401,069	$(10,125)	$(57,919,096)	$(1,405,477)

Common stock grants to independent directors	469,274	469	112,031	-	-	112,500

Deferred compensation	-	-	-	10,125	-	10,125

Stock option exercises - cashless	156,997	157	(157)	-	-	-

Stock based compensation - options	-	-	140,062	-	-	140,062

Net loss	-	-	-	-	(2,147,985)	(2,147,985)

Balance at June 30, 2018	123,300,787	$123,301	$56,653,005	$-	$(60,067,081)	$(3,290,775)

Balance at January 1, 2019	133,888,573	$133,889	$58,274,038	$-	$(61,943,318)	$(3,535,391)

Common stock grants to independent directors	1,043,858	1,044	173,956	-	-	175,000

Common stock grant to service providers	75,000	75	10,987	-	-	11,062

Stock based compensation - options	-	-	173,000	-	-	173,000

Restricted stock issuances	1,633,330	1,633	243,367	-	-	245,000

Issuance of warrants attached to a convertible note	-	-	33,300	-	-	33,300

Net loss	-	-	-	-	(2,217,114)	(2,217,114)

Balance at June 30, 2019	136,640,761	$136,641	$58,908,648	$-	$(64,160,432)	$(5,115,143)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER DEFICIT

(continued)

Three-months ended June 30, 2018 and 2019

	Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Paid-In-Capital	Compensation	Deficit	Total

Balance at April 1, 2018	122,859,700	$122,860	$56,520,383	$-	$(58,966,959)	$(2,323,716)

Common stock grants to independent directors	284,090	284	62,216	-	-	62,500

Deferred compensation	-	-	-	-	-	-

Stock option exercises - cashless	156,997	157	(157)	-	-	-

Stock based compensation - options	-	-	70,563	-	-	70,563

Net loss	-	-	-	-	(1,100,122)	(1,100,122)

Balance at June 30, 2018	123,300,787	$123,301	$56,653,005	$-	$(60,067,081)	$(3,290,775)

Balance at April 1, 2019	134,686,596	$134,687	$58,498,615	$-	$(61,943,318)	$(3,310,016)

Common stock grants to independent directors	583,333	583	86,917	-	-	87,500

Common stock grant to service providers	37,500	38	4,649	-	-	4,687

Stock based compensation - options	-	-	86,500	-	-	86,500

Restricted stock issuances	1,333,332	1,333	198,667	-	-	200,000

Issuance of warrants attached to a convertible note	-	-	33,300	-	-	33,300

Net loss	-	-	-	-	(2,217,114)	(2,217,114)

Balance at June 30, 2019	136,640,761	$136,641	$58,908,648	$-	$(64,160,432)	$(5,115,143)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended June 30,

	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,217,114)	$(2,147,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,028	17,135
Amortization of debt discount	9,459	-
Stock based compensation	359,062	262,687
Bad debt expense on note receivable and accrued interest	-	89,933
Change in fair value of derivative liability	(17,385)
Changes in assets and liabilities:
Accounts receivable	170,225	83,201
Inventories	55,579	(58,637)
Deposits and other assets	-	(118,168)
Prepaid expenses	1,315	(78,376)
Accrued payroll and payroll related expenses	9,072	15,982
Accounts payable and accrued expenses	(452,689)	44,902
Accrued separation costs	(4,500)	-

Net cash used in operating activities	(2,067,948)	(1,889,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(14,354)	(20,328)

Net cash used in investing activities	(14,354)	(20,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	245,000	-
Proceeds from the issuances of notes payable	1,550,000	-
Proceeds from the issuances of a shareholder note payable	75,000	-

Net cash provided by financing activities	1,870,000	-

NET DECREASE IN CASH	(212,302)	(1,909,654)

BEGINNING OF THE PERIOD	243,753	2,236,837

END OF THE PERIOD	$31,451	$327,183

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$42,045	$2,092
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount recognized on notes payable at issuance	$83,300	$-
Settlement of receivables with payables	$47,597	$80,000
Right to use assets funded through leases	$26,298	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1 – COMPANY BACKGROUND

The Company’s predecessor, Cardax Pharmaceuticals, Inc. (“Holdings”), was incorporated in the State of Delaware on March 23, 2006.

Cardax, Inc. (the “Company”) (OTCQB:CDXI) is a development stage biopharmaceutical company primarily focused on the development of pharmaceuticals for chronic diseases driven by inflammation. The Company also has a commercial business unit that markets dietary supplements for inflammatory health. CDX-101, the Company’s astaxanthin pharmaceutical candidate, is being developed for cardiovascular inflammation and dyslipidemia, with a target initial indication of severe hypertriglyceridemia. CDX-301, the Company’s zeaxanthin pharmaceutical candidate, is being developed for macular degeneration, with a target initial indication of Stargardt disease. The Company’s pharmaceutical candidates are currently in pre-clinical development, including the planning of IND enabling studies. ZanthoSyn® is a physician recommended astaxanthin dietary supplement for inflammatory health. The Company sells ZanthoSyn® primarily through wholesale and e-commerce channels. The safety and efficacy of the Company’s products have not been directly evaluated in clinical trials or confirmed by the FDA.

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $1,081,694 and $2,217,114 for the three and six-months ended June 30, 2019, respectively, and incurred net losses of $1,100,122 and $2,147,985 for the three and six-months ended June 30, 2018, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $64,160,432 as of June 30, 2019, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its consumer business. The Company also plans to advance the research and development of its pharmaceutical candidates and anticipates further losses in the development of its pharmaceutical business. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

During the six-months ended June 30, 2019, the Company raised additional capital to carry out its business plan. As part of the Company’s efforts, it raised an additional $245,000 in equity from existing stockholders and issued $1,625,000 in debt, including $1,400,000 from a current stockholder that beneficially owns more than 5% of the Company’s common stock and $75,000 from a related party. In addition, the Company raised $850,000 subsequent to June 30, 2019 from a current stockholder that beneficially owns more than 5% of the Company’s common stock. On August 14, 2019, the Company filed a registration statement on Form S-1 for a proposed $15 million public offering of common stock and warrants. The Company intends to use the proceeds from the proposed public offering primarily to fund pharmaceutical development and its operations. The Company’s continued ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2019 and 2018.

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

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the six-months ended:

		June 30, 2019	June 30, 2018
Geographical area	Source	(Unaudited)	(Unaudited)
United States	Nutraceuticals	$210,363	$568,946
Hong Kong	Nutraceuticals	$-	$16,413

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

Derivative financial instruments

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s convertible note. The Company is required to carry the embedded derivative on its balance sheet at fair value. The initial value of the embedded derivative is accounted for as a discount to the convertible note and a derivative liability. The liability is required to be remeasured at each reporting date and changes in fair value is recognized as a component in its results of operations. The Company valued the embedded derivatives on the condensed consolidated balance sheet at fair value using the Black-Scholes valuation model.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other significant accounting policies

There have been no other material changes to our significant accounting policies during the six-months ended June 30, 2019, as compared to the significant accounting policies described in our Annual Report.

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation, such as reclassifying a separation agreement that has terms extending beyond one year. These reclassifications had no effect on the reported results of operations or cash flows.

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	June 30, 2019 (Unaudited)	December 31, 2018
Finished goods	$650,213	$96,750
Raw materials	774,588	1,383,630
Total inventories	$1,424,801	$1,480,380

As of June 30, 2019 and December 31, 2018, all raw materials were held at the manufacturer’s facility for future production.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	June 30, 2019 (Unaudited)	December 31, 2018
Patents	$585,589	$578,326
Less accumulated amortization	(311,540)	(292,512)
	274,049	285,814
Patents pending	155,811	148,720
Total intangible assets, net	$429,860	$434,534

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $7,766 and $19,028 for the three and six-months ended June 30, 2019, respectively. Amortization expense was $6,717 and $15,235 for the three and six-months ended June 30, 2018, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 4 – INTANGIBLE ASSETS, net (continued)

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

NOTE 5 –ACCRUED SEPARATION COSTS

On August 9, 2016, the Company entered into a separation agreement with an employee to pay $118,635 of accrued compensation over nine-years. As of June 30, 2019, $97,135 remains outstanding of which $9,000 is due within one-year and is reflected as a current liability.

NOTE 6 –RELATED PARTY NOTE PAYABLE

On June 26, 2019, the Company borrowed $75,000 from the Chief Executive Officer of the Company with principal and interest due on August 26, 2019. This note accrues interest at the rate of 4.5% per annum and is unsecured. Accrued interest expense as of June 30, 2019 and for the six-months then ended was $46.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following as of:

	June 30, 2019	December 31, 2018
	(Unaudited)
Inventory financing. On January 11, 2019, the Company entered into a $1,000,000 revolving inventory financing facility with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. Use of proceeds from this facility is limited to the purchase of inventory, including raw materials, intermediates, and finished goods, unless otherwise waived by the lender. This facility accrues interest at the rate of 12% per annum, is unsecured, and matures in three years from origination. This facility requires monthly interest payments.	$1,000,000	$-

Promissory note. On May 20, 2019, the Company entered into a $400,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. This note accrues interest at the rate of 12% per annum, is unsecured, and matures on August 20, 2019. All principal and accrued interest is due on the maturity date.	400,000	-

Convertible note. On April 18, 2019, the Company issued a convertible note payable in the amount $150,000. This note accrues interest at 10% per annum and matures on December 31, 2019. This note and accrued interest may convert into shares of common stock at $0.12 per share any time at the holder’s option or automatically upon maturity provided the 20-day volume weighted average price per share of the Company’s common stock upon maturity is at least $0.12 per share. This note was also issued with a detachable warrant to purchase 500,000 shares of stock at $0.20 per share. The valuation of the conversion feature and detachable warrants resulted in the recognition of an $83,300 aggregate discount on this note.	150,000	-

Total notes payable	$1,550,000	-

Less amortized discount	(73,841)	-

Total notes payable, net	1,476,159	-

Less current portion	(476,159)	-

Long term notes payable	$1,000,000	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 7 – LONG-TERM NOTE PAYABLE (continued)

Discount

The Convertible Note was issued with a detachable warrant to purchase 500,000 shares of stock at $0.20 per share. The valuation of the conversion feature and detachable warrants resulted in the recognition of a $33,300 discount on this note at the date of issuance.

The Convertible Note is convertible into shares of common stock at $0.12 per share for a maximum amount of 1,250,000 shares. This conversion feature is accounted for as an embedded derivative (see Note 8) and resulted in the recognition of a $50,000 discount on this note at the date of issuance.

Total discounts of $83,300 are amortized using the interest method, which resulted in amortization recorded as interest expense of $9,459 for the three and six-months ended June 30, 2019.

Interest expense

The Company incurred interest charges of $38,528 and $58,501 during the three and six-months ended June 30, 2019, respectively, on these notes payable of which $18,474 was accrued and payable as of June 30, 2019.

Maturities

Future maturities of notes payable are as follows as of June 30, 2019:

2019	$550,000
2020	-
2021	-
2022	1,000,000
$1,550,000

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENT

The Company estimates the fair value of the conversion feature in its issued convertible note as derivative financial instrument at issuance and at each subsequent reporting date using the Black-Scholes valuation model. The initial value is used in the determination of a note discount with each subsequent change in fair value as a component of operations. The fair value assumptions related to options issued were as follows:

	As of June 30, 2019	As of Issuance Date of April 18, 2019
Dividend yield	0.0%	0.0%
Risk-free rate	1.92%	2.44%
Volatility	123%	102%
Expected term	1 year	1 year

Volatility was calculated based on the historical volatility of the Company. The risk-free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield was zero, because the Company does not anticipate paying a dividend within the relevant timeframe.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCKHOLDERS’ DEFICIT

Self-directed stock issuance 2019

During the six-months ended June 30, 2019, the Company sold securities in a self-directed offering to existing stockholders of the Company in the aggregate amount of $245,000, respectively, at $0.30 per unit. Each $0.30 unit consisted of 2 shares of restricted common stock (1,633,330 shares) and a five-year warrant to purchase 1 share of restricted common stock (816,665 warrant shares) at $0.20 per share.

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

Shares outstanding

As of June 30, 2019 and December 31, 2018, the Company had a total of 136,640,761 and 133,888,573, respectively, shares of common stock outstanding.

NOTE 10 – STOCK GRANTS

Director stock grants

During the six-months ended June 30, 2019 and 2018, the Company granted its independent directors an aggregate of 1,043,858 and 469,274, respectively, shares of restricted common stock in the Company. These shares were fully vested upon issuance. The increase in number of shares issued was due to the expansion of the Board of Directors by two members in June 2018. The expense recognized for these grants based on the grant date fair value was $175,000 and $112,500 for the six-months ended June 30, 2019 and 2018, respectively.

Consultant stock grants

On April 10, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.23 per share. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on April 1, 2017. The Company recognized $0 and $5,750 in stock-based compensation related to this grant during the six-months ended June 30, 2019 and 2018, respectively.

On August 8, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.175 per share. These shares were subject to a risk of forfeiture and vested 25% upon grant and quarterly in arrears thereafter commencing on September 1, 2017. The Company recognized $0 and $4,375 in stock-based compensation related to this grant during the six-months ended June 30, 2019 and 2018, respectively.

On December 31, 2018, the Company granted consultants 112,500 shares of restricted common stock valued at $0.20 per share. These shares were fully vested upon issuance. The Company recognized $22,500 in stock-based compensation related to these grants during the year ended December 31, 2018.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 10 – STOCK GRANTS (continued)

On March 31, 2019, the Company granted consultants 37,500 shares of restricted common stock valued at $0.17 per share. On June 30, 2019, the Company granted consultants 37,500 shares of restricted common stock valued at $0.125 per share. These shares were fully vested upon issuance. The Company recognized $11,062 in stock-based compensation related to these grants during the six-months ended June 30, 2019.

NOTE 11 – STOCK OPTION PLANS

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2018	38,213,427	$0.41	5.23	$562,456
Exercisable January 1, 2018	36,213,427	$0.41	4.98	$562,456
Canceled	(350,000)
Granted	2,833,334
Exercised	(200,000)
Forfeited	-
Outstanding December 31, 2018	40,496,761	$0.40	4.52	$986,808
Exercisable December 31, 2018	37,157,179	$0.41	4.10	$966,808
Canceled	-
Granted	-
Exercised	-
Forfeited	-
Outstanding June 30, 2019	40,496,761	$0.40	4.03	$335,405
Exercisable June 30, 2019	37,846,756	$0.41	3.69	$335,405

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 11 – STOCK OPTION PLANS (continued)

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on June 30, 2019, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the six-months ended June 30, 2019 and year ended December 31, 2018, are presented below:

Non-vested at January 1, 2018	2,000,000
Granted	2,833,334
Vested	(1,143,752)
Canceled	(350,000)
Non-vested at December 31, 2018	3,339,582
Granted	-
Vested	(689,577)
Canceled	-
Non-vested at June 30, 2019	2,650,005

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued were as follows for the:

	Six-months ended June 30, 2019	Year ended December 31, 2018
Dividend yield	0.0%	0.0%
Risk-free rate	2.38% - 3.04%	2.38% - 3.04%
Volatility	214% - 226%	214% - 226%
Expected term	3 - 7 years	3 - 7 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 11 – STOCK OPTION PLANS (continued)

Stock option exercise

During the year ended December 31, 2018, the Company issued 156,997 shares of common stock in connection with the cashless exercise of stock options for 100,000, 50,000, and 50,000 shares of common stock exercisable at $0.06 per share with 43,003 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Stock based compensation

The Company recognized stock-based compensation expense related to options during the:

	Six-months ended June 30
	2019	2018
	Amount	Amount
Service provider compensation	$88,750	$31,562
Employee compensation	84,250	108,500
Total	$173,000	$140,062

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2018	127,434,122	$0.24	3.15	$3,957,689
Exercisable January 1, 2018	127,434,122	$0.24	3.15	$3,957,689
Canceled	-
Granted	315,010
Exercised	(9,600,286)
Forfeited	(101,984)
Outstanding December 31, 2018	118,046,862	$0.20	2.32	$7,848,637
Exercisable December 31, 2018	118,046,862	$0.20	2.32	$7,848,637
Expired	(18,405,496)
Granted	1,316,665
Exercised	-
Forfeited	-
Outstanding June 30, 2019	100,958,031	$0.13	2.27	$1,276,243
Exercisable June 30, 2019	100,958,031	$0.13	2.27	$1,276,243

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

The Company did not recognize any stock-based compensation expense related to warrants during the three-months ended June 30, 2019 and 2018.

Convertible note issuance

Warrants to purchase 500,000 shares of stock at $0.20 per share were issued in connection with the issuance of a convertible note. These warrants were immediately vested and expire in five years and were recorded as a discount on the convertible note in the amount of $33,300.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – WARRANTS (continued)

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

Warrant expiration

During the six-months ended June 30, 2019, warrants to purchase an aggregate of 18,405,496 were canceled. During the year ended December 31, 2018, warrants to purchase an aggregate of 101,984 expired.

NOTE 13 – INCOME TAXES

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

The effective tax rate for the three and three-months ended June 30, 2019 and 2018, differs from the statutory rate of 21% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of June 30, 2019, and December 31, 2018, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

NOTE 13 – INCOME TAXES (continued)

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

As of June 30, 2019 and December 31, 2018, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

NOTE 14 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	Three-months ended June 30, 2019 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,081,694)	135,932,016	$(0.01)
Effect of dilutive securities—Common stock options, warrants, and convertible note	-	-	-
Diluted loss per share	$(1,081,694)	135,932,016	$(0.01)

	Three-months ended June 30, 2018 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,100,122)	122,975,014	$(0.01)
Effect of dilutive securities—Common stock options, warrants, and convertible note	-	-	-
Diluted loss per share	$(1,100,122)	122,975,014	$(0.01)

NOTE 14 – BASIC AND DILUTED NET LOSS PER SHARE (continued)

	Six-months ended June 30, 2019 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(2,217,114)	134,945,037	$(0.02)
Effect of dilutive securities—Common stock options, warrants, and convertible note	-	-	-
Diluted loss per share	$(2,217,114)	134,945,037	$(0.02)

	Six-months ended June 30, 2018 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(2,147,985)	122,825,595	$(0.02)
Effect of dilutive securities—Common stock options, warrants, and convertible note	-	-	-
Diluted loss per share	$(2,147,985)	122,825,595	$(0.02)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Convertible note	1,250,000	-
Common stock options	40,496,761	38,696,761
Common stock warrants	100,958,031	127,434,122
Total common stock equivalents	142,704,792	166,130,883

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 15 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $9,100 and $18,199 for the three and six-months ended June 30, 2019, respectively, and $13,701 and $20,902 for the three and six-months ended June 30, 2018, respectively.

Fleet Lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require monthly payments of $1,619 for three years. These leases convert to month-to-month leases in January 2021 unless terminated. Total lease expense under this agreement was $5,597 and $11,556 for the three and six-months ended June 30, 2019, respectively, and $5,621 and $9,351 for the three and six-months ended June 30, 2018, respectively.

Right-to-use leased asset and liability

As a result of the adoption of ASU No. 2016-02, Leases, on January 1, 2019, the Company recognized a right-to-use leased asset and liability for the Fleet Leases. The balance of this right-to-use asset and liability was $26,298 as of June 30, 2019.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance.

On July 10, 2019, an addendum to the $400,000 Promissory Note dated May 20, 2019 increased the borrowing by $100,000. On August 8, 2019, a second addendum to the note extended the due date to June 30, 2020. All other terms remain unchanged.

On July 11, 2019, the Company notified GNC that the exclusivity provision of its purchasing agreement with GNC will not automatically renew on October 16, 2019; however, the other provisions of its purchasing agreement with GNC shall remain in effect.

On July 19, 2019, the Company entered into a Senior Convertible Note, with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock, for $815,217 with an original issue discount of $65,219 and gross proceeds to the Company of $750,000. This note accrues interest payable monthly at the rate of 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $0.12 per share any time at the holder’s option or automatically upon a qualified financing of at least $5 million. This note also contains a detachable warrant to purchase 1,500,000 shares of common stock at $0.12 per share.

On August 12, 2019, an addendum to the $75,000 Promissory Note dated June 26, 2019 extended the due date to December 31, 2019. All other terms remain unchanged.

On August 14, 2019, the Company filed a registration statement on Form S-1 for a proposed $15 million public offering of common stock and warrants. Such offering is contingent upon the Company obtaining stockholder and board of director approval to effect a reverse stock split and increase of its authorized number of shares of common stock in amounts to be specified in the registration statement, which actions would be effective upon such registration statement being declared effective under the Securities Act of 1933, as amended.

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

Corporate Overview and History

We are a development stage biopharmaceutical company primarily focused on the development of pharmaceuticals for chronic diseases driven by inflammation. We also have a commercial business unit that markets dietary supplements for inflammatory health. CDX-101, our astaxanthin pharmaceutical candidate, is being developed for cardiovascular inflammation and dyslipidemia, with a target initial indication of severe hypertriglyceridemia. CDX-301, our zeaxanthin pharmaceutical candidate, is being developed for macular degeneration, with a target initial indication of Stargardt disease. Our pharmaceutical candidates are currently in pre-clinical development, including the planning of IND enabling studies. ZanthoSyn® is a physician recommended astaxanthin dietary supplement for inflammatory health. We sell ZanthoSyn® primarily through wholesale and e-commerce channels. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the FDA.

At present we are not able to estimate if or when we will be able to generate sustained revenues. Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Subsequent Events

On July 10, 2019, an addendum to the $400,000 Promissory Note dated May 20, 2019 increased the borrowing by $100,000. On August 8, 2019, a second addendum to the note extended the due date to June 30, 2020. All other terms remain unchanged.

On July 11, 2019, we notified GNC that the exclusivity provision of our purchasing agreement with GNC will not automatically renew on October 16, 2019; however, the other provisions of our purchasing agreement with GNC shall remain in effect. We may expand ZanthoSyn® distribution to mass market retailers, other specialty nutrition stores, pharmacies, and other retailers. We also plan to increase our sales and marketing efforts through e-commerce.

On July 19, 2019, we entered into a Senior Convertible Note, with a lender that is also a current stockholder that beneficially owns more than 5% of our common stock, for $815,217 with an original issue discount of $65,219 and gross proceeds to the Company of $750,000. This note accrues interest payable monthly at the rate of 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $0.12 per share any time at the holder’s option or automatically upon a qualified financing of at least $5 million. This note also contains a detachable warrant to purchase 1,500,000 shares of common stock at $0.12 per share.

On August 12, 2019, an addendum to the $75,000 Promissory Note dated June 26, 2019 extended the due date to December 31, 2019. All other terms remain unchanged.

On August 14, 2019, we filed a registration statement on Form S-1 for a proposed $15 million public offering of common stock and warrants. Such offering is contingent upon obtaining our stockholder and board of director approval to effect a reverse stock split and increase of our authorized number of shares of common stock in amounts to be specified in the registration statement, which actions would be effective upon such registration statement being declared effective under the Securities Act of 1933, as amended.

Results of Operations

Results of Operations for the Three and Six-Months Ended June 30, 2019 and 2018:

The following table reflects our operating results for the three and six-months ended June 30, 2019 and 2018:

Operating Summary	Three-months ended June 30, 2019	Three-months ended June 30, 2018	Six-months ended June 30, 2019	Six-months ended June 30, 2018
Revenues	$45,391	$272,049	$210,363	$585,359
Cost of Goods Sold	(29,481)	(145,669)	(133,661)	(281,201)
Gross Profit	15,910	126,380	76,702	304,158
Operating Expenses	(1,065,322)	(1,226,106)	(2,240,377)	(2,452,541)
Net Operating Loss	(1,049,412)	(1,099,726)	(2,163,675)	(2,148,383)
Other (Expense) Income	(32,282)	(396)	(53,439)	398
Net Loss	$(1,081,694)	$(1,100,122)	$(2,217,114)	$(2,147,985)

Operating Summary for the Three-Months Ended June 30, 2019 and 2018

Our revenues presently derive from the sale of ZanthoSyn® primarily through wholesale and, to a lesser extent, e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is currently available at over three thousand GNC corporate stores in the United States. As a result, revenues were $45,391 and $272,049 for the three-months ended June 30, 2019 and 2018, respectively. The decrease in revenues for the three-months ended June 30, 2019 was primarily attributed to a combination of (i) GNC selling through existing ZanthoSyn® inventory we sold to GNC during the prior year, which impacted the timing and amounts of replenishment orders during the current period, (ii) increased promotional activities at GNC stores, which increased the sales discounts passed through to us during the current period, and (iii) GNC inventory adjustments to focus on ZanthoSyn 60 count and 90 count bottles, which are the top performing ZanthoSyn variants at GNC, resulting in a one-time return of remaining ZanthoSyn 30 count bottles from GNC inventory to us. Costs of goods sold were $29,481 and $145,669 for the three-months ended June 30, 2019 and 2018, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $15,910 and $126,380 for the three-months ended June 30, 2019 and 2018, respectively, which represented gross profit margins of approximately 35% and 46%, respectively. The decrease in gross profit margin for the three-months ended June 30, 2019 was primarily attributed to increased promotional activities at GNC stores, which increased the sales discounts passed through to us during the current period.

Operating expenses were $1,065,322 and $1,226,106 for the three-months ended June 30, 2019 and 2018, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered with each employee or service provider. Included in operating expenses were $178,687 and $133,062 in stock-based compensation for the three-months ended June 30, 2019 and 2018, respectively. The decrease in operating expenses for the period from the same period in the prior year was primarily related to a sales and marketing conference and related expenses that occurred in 2018 but not in 2019.

Other expenses, net, were $32,282 and $396 for the three-months ended June 30, 2019 and 2018, respectively. For the three-months ended June 30, 2019, other expenses, net, consisted of the change in the fair value of a derivative liability and interest expense of $17,385 and $(49,667), respectively. For the three-months ended June 30, 2018, other expenses, net, consisted of interest income and interest expense of $815 and $(1,211), respectively.

Operating Summary for the Six-Months Ended June 30, 2019 and 2018

Our revenues were $210,363 and $585,359 for the six-months ended June 30, 2019 and 2018, respectively. The decrease in revenues for the six-months ended June 30, 2019 was primarily attributed to a combination of (i) GNC selling through existing ZanthoSyn® inventory we sold to GNC during the prior year, which impacted the timing and amounts of replenishment orders during the current period, (ii) increased promotional activities at GNC stores, which increased the sales discounts passed through to us during the current period, and (iii) GNC inventory adjustments to focus on ZanthoSyn 60 count and 90 count bottles, which are the top performing ZanthoSyn variants at GNC, resulting in a one-time return of remaining ZanthoSyn 30 count bottles from GNC inventory to us. Costs of goods sold were $133,661 and $281,201 for the six-months ended June 30, 2019 and 2018, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $76,702 and $304,158 for the six-months ended June 30, 2019 and 2018, respectively, which represented gross profit margins of approximately 36% and 52%, respectively. The decrease in gross profit margin for the six-months ended June 30, 2019 was primarily attributed to increased promotional activities at GNC stores, which increased the sales discounts passed through to us during the current period.

Operating expenses were $2,240,377 and $2,452,541 for the six-months ended June 30, 2019 and 2018, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered with each employee or service provider. Included in operating expenses were $359,062 and $262,687 in stock-based compensation for the six-months ended June 30, 2019 and 2018, respectively. The decrease in operating expenses for the period from the same period in the prior year was primarily related to a sales and marketing conference and related expenses that occurred in 2018 but not in 2019.

Other income (expenses), net, were $(53,439) and $398 for the six-months ended June 30, 2019 and 2018, respectively. For the six-months ended June 30, 2019, other expenses, net, consisted of the change in the fair value of a derivative liability, interest expense, and interest income of $17,385, $(70,826), and $2, respectively. For the six-months ended June 30, 2018, other expenses, net, consisted of interest and other income and interest expense of $1,934, $556, and $(2,092), respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the six-months ended June 30, 2019 and 2018, we used cash in operating activities in the amount of $2,067,948 and $1,889,326, respectively, and incurred net losses of $2,217,114 and $2,147,985, respectively.

We require additional financing in order to continue to fund our operations and to pay existing and future liabilities and other obligations.

On August 14, 2019, we filed a registration statement on Form S-1 for a proposed $15 million public offering of common stock and warrants. We intend to use the proceeds from the proposed public offering primarily to fund pharmaceutical development and our operations. After giving effect to the net proceeds that we will receive from the proposed public offering, if closed, we expect to have sufficient cash resources to fund the budgeted expenditures for our expected operations for at least one year. We cannot give any assurance that the proposed public offering will be consummated.

We also may continue to obtain additional financing from investors through the private placement of our common stock and warrants to purchase our common stock or through the issuance of debt or convertible debt securities and plan to do so prior to the closing of the proposed public offering. There can be no assurance that a financing transaction will be available to us on terms and conditions that we determined are acceptable.

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

We have undertaken certain actions regarding the advancement of our pharmaceutical development program, the conduct of a dietary supplement clinical trial, and the continued sales and marketing of our commercial dietary supplement. We plan to fund such activities, including compensation to service providers, with a combination of cash and equity payments. The amount of payments in cash and equity will be determined by us from time to time.

We expect that the proposed public offering should provide sufficient capital to satisfy our ongoing obligations, although no assurance can be made that such public offering will be consummated on acceptable terms, if at all. To the extent our cash and cash equivalents, cash flow from operating activities, and proceeds from the revolving inventory financing facility or the proposed public offering are insufficient to fund our future activities, including the development of our pharmaceutical candidates, we will need to raise additional funds through private or public equity or debt financings or bank credit arrangements. We also may need to raise additional funds in the event we determine to effect one or more acquisitions of, or investments in, businesses, services, or technologies. If additional funding is required, we may not be able to effect equity or debt financing or obtain bank credit arrangements on terms acceptable to us or at all.

The following is a summary of our cash flows provided by (used in) operating, investing, and provided by financing activities during the periods indicated:

Cash Flow Summary	Six-months ended June 30, 2019	Six-months ended June 30, 2018
Net Cash Used in Operating Activities	$(2,067,948)	$(1,889,326)
Net Cash Used in Investing Activities	(14,354)	(20,328)
Net Cash Provided by Financing Activities	1,870,000	-
Net Cash (Decrease) for Period	(212,302)	(1,909,654)
Cash at Beginning of Period	243,753	2,236,837
Cash at End of Period	$31,451	$327,183

Cash Flows from Operating Activities

During the six-months ended June 30, 2019 and 2018, our operating activities primarily consisted of receipts and receivables from sales and payments or accruals for employees, directors, and consultants for services related to administration, sales and marketing, research and development, and inventory deposits.

Cash Flows from Investing Activities

During the six-months ended June 30, 2019 and 2018, our investing activities were related to expenditures on patents.

Cash Flows from Financing Activities

During the six-months ended June 30, 2019, our financing activities consisted of transactions in which we raised proceeds through the issuance of our Common Stock, convertible and other notes payable, as well as a shareholder note payable in the aggregate amounts of $245,000, $1,550,000, and $75,000. The issuance of the convertible note dated April 18, 2019, for $150,000 resulted in a derivative liability of $32,615 as of June 30, 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-months ended June 30, 2019, the Company sold securities in a self-directed offering to existing stockholders of the Company in the aggregate amount of $245,000, respectively, at $0.30 per unit. Each $0.30 unit consisted of 2 shares of restricted common stock (1,633,330 shares) and a five-year warrant to purchase 1 share of restricted common stock (816,665 warrant shares) at $0.20 per share.

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

Dated: August 14, 2019

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

