Form 10-Q
period 2019-09-30
CARDAX, INC.
filed 2019-11-14
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 137,261,594 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

September 30, 2019 and 2018

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$7,470	$243,753
Accounts receivable	185,419	157,082
Inventories	1,307,727	1,480,380
Deposits and other assets	119,066	119,066
Prepaid expenses	45,096	24,083

Total current assets	1,664,778	2,024,364

INTANGIBLE ASSETS, net	427,621	434,534

RIGHT TO USE LEASED ASSETS	22,015	-

TOTAL ASSETS	$2,114,414	$2,458,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses, current portion	$3,471,812	$3,428,011
Accounts payable and accrued expenses	1,706,117	1,996,097
Fees payable to directors	418,546	418,546
Accrued separation costs, current portion	9,000	9,000
Current portion of related party notes payable	575,000	-
Related party convertible note payable	$537,848	-
Convertible notes payable, net of discount	$256,698	-
Employee settlement	50,000	50,000
Lease liability, current portion	17,129	-
Derivative liability on convertible note payable	246,414	-

Total current liabilities	7,288,564	5,901,654

NON-CURRENT LIABILITIES
Related party notes payable, net of current portion	1,000,000	-
Accrued separation costs, less current portion	85,885	92,635
Lease liability, less current portion	4,886	-

Total non-current liabilities	1,090,771	92,635

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	8,379,335	5,994,289

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 137,261,594 and 133,888,573 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	137,262	133,889
Additional paid-in-capital	59,191,875	58,274,038
Accumulated deficit	(65,594,058)	(61,943,318)

Total stockholders’ deficit	(6,264,921)	(3,535,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,114,414	$2,458,898

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended		For the nine-months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$229,142	$549,540	$439,505	$1,134,899

COST OF GOODS SOLD	120,818	240,152	254,479	521,353

GROSS PROFIT	108,324	309,388	185,026	613,546

OPERATING EXPENSES:
Salaries and wages	387,636	387,119	1,177,362	1,202,576
Professional fees	375,298	225,875	817,546	637,042
Selling, general, and administrative expenses	206,042	350,630	731,487	1,168,747
Stock based compensation	175,712	180,562	534,774	443,249
Research and development	145,273	86,115	250,141	214,093
Depreciation and amortization	10,074	6,718	29,102	23,853

Total operating expenses	1,300,035	1,237,019	3,540,412	3,689,560

Loss from operations	(1,191,711)	(927,631)	(3,355,386)	(3,076,014)

OTHER INCOME (EXPENSE):
Interest income	3	7	5	1,941
Other income	-	-	-	556
Change in fair value of derivative liability	(20,524)	-	(3,139)	-
Loss on abandonment of patents	(36,205)	-	(36,205)	-
Interest expense	(185,189)	(1,264)	(256,015)	(3,356)

Total other (expense) income, net	(241,915)	(1,257)	(295,354)	(859)

Loss before the provision for income taxes	(1,433,626)	(928,888)	(3,650,740)	(3,076,873)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,433,626)	$(928,888)	$(3,650,740)	$(3,076,873)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	136,640,761	130,083,598	135,516,490	125,271,516
Diluted	136,640,761	130,083,598	135,516,490	125,271,516

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER DEFICIT

For the nine-months ended September 30, 2018 and 2019

	Common Stock		Additional Paid-In-	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at January 1, 2018	122,674,516	$122,675	$56,401,069	$(10,125)	$(57,919,096)	$(1,405,477)

Common stock grants to independent directors	906,774	907	199,093	-	-	200,000

Deferred compensation	-	-	-	10,125	-	10,125

Cardax 2018 Warrant Exchange Offering	9,600,286	9,600	1,234,437	-	-	1,244,037

Stock option exercises - cashless	156,997	157	(157)	-	-	-

Stock based compensation - options	-	-	233,124	-	-	233,124

Net loss	-	-	-	-	(3,076,873)	(3,076,873)

Balance at September 30, 2018	133,338,573	$133,339	$58,067,566	$-	$(60,995,969)	$(2,795,064)

Balance at January 1, 2019	133,888,573	$133,889	$58,274,038	$-	$(61,943,318)	$(3,535,391)

Common stock grants to independent directors	1,627,191	1,627	260,873	-	-	262,500

Common stock grant to service providers	112,500	113	14,287	-	-	14,400

Stock based compensation - options	-	-	257,875	-	-	257,875

Restricted stock issuances	1,633,330	1,633	243,367	-	-	245,000

Issuance of warrants attached to a convertible note	-	-	141,435	-	-	141,435

Net loss	-	-	-	-	(3,650,740)	(3,650,740)

Balance at September 30, 2019	137,261,594	$137,262	$59,191,875	$-	$(65,594,058)	$(6,264,921)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER DEFICIT

(continued)

For the three-months ended September 30, 2018 and 2019

	Common Stock		Additional Paid-In-	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at July 1, 2018	123,300,787	$123,301	$56,653,005	$-	$(60,067,081)	$(3,290,775)

Common stock grants to independent directors	437,500	438	87,062	-	-	87,500

Cardax 2018 Warrant Exchange Offering	9,600,286	9,600	1,234,437	-	-	1,244,037

Deferred compensation	-	-	-	-	-	-

Stock based compensation - options	-	-	93,062	-	-	93,062

Net loss	-	-	-	-	(928,888)	(928,888)

Balance at September 30, 2018	133,338,573	$133,339	$58,067,566	$-	$(60,995,969)	$(2,795,064)

Balance at July 1, 2019	136,640,761	$136,641	$58,908,648	$-	$(64,160,432)	$(5,115,143)

Common stock grants to independent directors	583,333	583	86,917	-	-	87,500

Common stock grant to service providers	37,500	38	3,300	-	-	3,338

Stock based compensation - options	-	-	84,875	-	-	84,875

Issuance of warrants attached to a convertible note	-	-	108,135	-	-	108,135

Net loss	-	-	-	-	(1,433,626)	(1,433,626)

Balance at September 30, 2019	137,261,594	$137,262	$59,191,875	$-	$(65,594,058)	$(6,264,921)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended September 30, 2018 and 2019

	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,650,740)	$(3,076,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,102	23,853
Amortization of debt discount	129,256	-
Stock based compensation	534,775	443,249
Bad debt expense on note receivable and accrued interest	-	89,933
Loss on abandonment of patents	36,205	-
Change in fair value of derivative liability	3,139
Changes in assets and liabilities:
Accounts receivable	32,333	(193,168)
Inventories	172,653	14,251
Deposits and other assets	-	(118,168)
Prepaid expenses	(21,013)	(1,214)
Accrued payroll and payroll related expenses	43,801	55,230
Accounts payable and accrued expenses	(350,650)	50,752
Accrued separation costs	(6,750)	-

Net cash used in operating activities	(3,047,889)	(2,712,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(58,394)	(30,483)

Net cash used in investing activities	(58,394)	(30,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of related party notes payable	1,575,000	-
Proceeds from the issuance of a related party convertible note payable	750,000	-
Proceeds from the issuances of convertible notes payable	300,000	-
Proceeds from the issuance of common stock	245,000	704,375

Net cash provided by financing activities	2,870,000	704,375

NET DECREASE IN CASH	(236,283)	(2,038,263)

BEGINNING OF THE PERIOD	243,753	2,236,837

END OF THE PERIOD	$7,470	$198,574

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$13,937	$3,356
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount recognized on notes payable at issuance	$384,710	$-
Settlement of receivables with payables	$60,670	$221,814
Right to use assets funded through leases	$22,015	$539,662

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

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $1,433,626 and $3,650,740 for the three and nine-months ended September 30, 2019, respectively, and incurred net losses of $928,888 and $3,076,873 for the three and nine-months ended September 30, 2018, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $65,594,058 as of September 30, 2019, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its consumer business. The Company also plans to advance the research and development of its pharmaceutical candidates and anticipates further losses in the development of its pharmaceutical business. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

During the nine-months ended September 30, 2019, the Company raised additional capital to carry out its business plan. As part of the Company’s efforts, it raised an additional $245,000 in equity from existing stockholders and $2,625,000 in gross proceeds from debt, including $2,325,000 from related parties. On August 14, 2019, the Company filed a registration statement on Form S-1 for a proposed $15 million public offering of common stock and warrants. The Company intends to use the proceeds from the proposed public offering primarily to fund pharmaceutical development and its operations. The Company’s continued ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2019 and 2018.

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

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the nine-months ended:

		September 30, 2019	September 30, 2018
Geographical area	Source	(Unaudited)	(Unaudited)
United States	Nutraceuticals	$439,505	$1,118,486
Hong Kong	Nutraceuticals	$-	$16,413

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other significant accounting policies

There have been no other material changes to our significant accounting policies during the nine-months ended September 30, 2019, as compared to the significant accounting policies described in our Annual Report.

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation, such as reclassifying a separation agreement that has terms extending beyond one year. These reclassifications had no effect on the reported results of operations or cash flows.

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	September 30, 2019 (Unaudited)	December 31, 2018
Finished goods	$533,139	$96,750
Raw materials	774,588	1,383,630
Total inventories	$1,307,727	$1,480,380

As of September 30, 2019 and December 31, 2018, all raw materials were held at the manufacturer’s facility for future production.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	September 30, 2019 (Unaudited)	December 31, 2018
Patents	$613,943	$578,326
Less accumulated amortization	(321,614))	(292,512)
	292,329	285,814
Patents pending	135,292	148,720
Total intangible assets, net	$427,621	$434,534

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $10,074 and $29,102 for the three and nine-months ended September 30, 2019, respectively. Amortization expense was $6,717 and $21,952 for the three and nine-months ended September 30, 2018, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 4 – INTANGIBLE ASSETS, net (continued)

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

During the three and nine-months ended September 30, 2019, the Company abandoned three patent applications in progress resulting in a loss of $36,205 on the abandonment of patents.

The Company owns 29 issued patents, including 14 in the United States and 15 others in Europe, Canada, China, India, Japan, and Hong Kong. These patents will expire beginning in 2023 through 2028, subject to any patent term extensions of the individual patent. The Company has 2 patent applications pending in the United States and 2 foreign patent applications pending in Europe and the Patent Cooperation Treaty (“PCT”) countries.

NOTE 5 –ACCRUED SEPARATION COSTS

On August 9, 2016, the Company entered into a separation agreement with an employee to pay $118,635 of accrued compensation over nine-years. As of September 30, 2019, $94,885 remains outstanding of which $9,000 is due within one-year and is reflected as a current liability.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE

Notes payable consisted of the following as of:

	September 30, 2019	December 31, 2018
	(Unaudited)
Inventory financing. On January 11, 2019, the Company entered into a $1,000,000 revolving inventory financing facility with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. Use of proceeds from this facility is limited to the purchase of inventory, including raw materials, intermediates, and finished goods, unless otherwise waived by the lender. This facility accrues interest at the rate of 12% per annum, is unsecured, and matures in three years from origination. This facility requires monthly interest payments.	$1,000,000	$-

Officer loan. On June 26, 2019, the Company borrowed $75,000 from the Chief Executive Officer of the Company with principal and interest due on August 26, 2019, which was subsequently extended to December 31, 2019. This note accrues interest at the rate of 4.5% per annum and is unsecured.	75,000

Promissory note. On May 20, 2019, the Company entered into a $400,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. On July 10, 2019, this note was amended to increase the principal sum by an additional $100,000. This note accrues interest at the rate of 12% per annum, is unsecured, and originally matured on August 20, 2019, which was subsequently extended to June 30, 2020. All principal and accrued interest is due on the maturity date.	500,000	-

Total notes payable	$1,575,000	$-

Less current portion	(575,000)	-

Long term notes payable	$1,000,000	$-

Interest expense

The Company incurred interest charges of $45,925 and $101,385 during the three and nine-months ended September 30, 2019, respectively, on these notes payable of which $31,111 was accrued and payable as of September 30, 2019.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE (continued)

Maturities

Future maturities of notes payable are as follows as of September 30:

2020	$575,000
2021	-
2022	1,000,000
$1,575,000

NOTE 7 – RELATED PARTY CONVERTIBLE NOTE PAYABLE

Related party convertible note payable consisted of the following as of:

	September 30, 2019	December 31, 2018
	(Unaudited)

Convertible note 2019-02. On July 19, 2019, the Company issued a convertible note payable in the amount $815,217, with an original issue discount of $65,217 in exchange for $750,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $0.12 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, on November 8, 2019, the conversion price was adjusted to $0.07 per share. This note was also issued with a detachable warrant to purchase 1,500,000 shares of stock at $0.12 per share, which shall be adjusted in accordance with any adjustment to the conversion price of this note; accordingly, on November 8, 2019, the exercise price was adjusted to $0.07 per share. The valuation of the conversion feature and detachable warrants resulted in the recognition of an additional $286,050 discount on this note. This note requires monthly interest payments.

	$815,217	$-

Total notes payable	815,217	-

Less original issue discounts	(65,217)	-

Related party convertible note payable, net	750,000	-

Less conversion rights and warrant discounts	(286,050)	-

Plus amortization of discounts	73,898	-

Total convertible notes payable, net	$537,848	$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 7 – RELATED PARTY CONVERTIBLE NOTE PAYABLE (continued)

Discounts

Total discounts of $351,267 are amortized using the interest method, which resulted in amortization recorded as interest expense of $73,898 for the three and nine-months ended September 30, 2019.

Interest expense

The Company incurred interest charges of $13,222 during the three and nine-months ended September 30, 2019, on this related party convertible note payable of which $5,360 was accrued and payable as of September 30, 2019.

Maturities

Future maturities of notes payable are as follows as of September 30:

2020	$815,217
$815,217

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of:

	September 30, 2019
	(Unaudited)	December 31, 2018
Convertible note 2019-01. On April 18, 2019, the Company issued a convertible note payable in the amount $150,000. This note accrues interest at 10% per annum and matures on December 31, 2019. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $0.12 per share, subject to adjustment) any time at the holder’s option or automatically upon maturity provided the 20-day volume weighted average price per share of the Company’s common stock upon maturity is at least $0.12 per share. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, on November 8, 2019, the conversion price was adjusted to $0.07 per share. This note was also issued with a detachable warrant to purchase 500,000 shares of stock at $0.20 per share. The valuation of the conversion feature and detachable warrants resulted in the recognition of an $83,300 aggregate discount on this note.	$150,000	$-

Convertible note 2019-03. On September 4, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $0.12 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 200,000 shares of stock at $0.12 per share. The valuation of the detachable warrants resulted in the recognition of an additional $11,170 discount on this note. This note requires monthly interest payments.

	108,696	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

	September 30, 2019	December 31, 2018
	(Unaudited)

Convertible note 2019-04. On September 25, 2019, the Company issued a convertible note payable in the amount $54,348, with an original issue discount of $4,348 in exchange for $50,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $0.12 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 100,000 shares of stock at $0.12 per share. The valuation of the detachable warrants resulted in the recognition of an additional $4,190 discount on this note. This note requires monthly interest payments.

	54,348	-

Total notes payable	313,044	-

Less original issue discounts	(13,044)	-

Convertible notes payable, net	300,000	-

Less conversion rights and warrant discounts	(98,660)	-

Plus amortization of discounts	55,358	-

Total convertible notes payable, net	$256,698	$-

Discounts

Total discounts of $111,704 are amortized using the interest method, which resulted in amortization recorded as interest expense of $31,696 and $55,358 for the three and nine-months ended September 30, 2019, respectively.

Interest expense

The Company incurred interest charges of $4,496 and $7,537 during the three and nine-months ended September 30, 2019, respectively, on these notes payable of which $7,537 was accrued and payable as of September 30, 2019.

Maturities

Future maturities of notes payable are as follows as of September 30:

2020	$313,044
$313,044

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has identified the embedded derivatives related to the convertible notes described in Note 8. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of these derivative liabilities as of the inception date of those convertible notes and each subsequent reporting date.

The Company estimates the fair value of these derivative liabilities using the Black-Scholes valuation model. The initial value is used in the determination of a note discount with each subsequent change in fair value as a component of operations. The range of fair value assumptions used for derivative financial instruments during the nine-months ended September 30, 2019, were as follows:

Dividend yield	0.0%
Risk-free rate	1.75% - 2.44%
Volatility	102% - 137%
Expected term	1 year

Volatility was calculated based on the historical volatility of the Company. The risk-free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the derivative liabilities to be valued. The expected dividend yield was zero, because the Company does not anticipate paying a dividend within the relevant timeframe.

For the nine-months ended September 30, 2019, the Company recognized total derivative liabilities and convertible note discounts of $243,275 based on the fair value at the convertible notes’ inception dates. These derivative liabilities were subsequently revalued at $246,414 as of September 30, 2019, which resulted in a loss of $3,139 on the change in value of these derivative liabilities.

The following table presents the three-level hierarchy prescribed by U.S. GAAP for derivative liabilities since it is a liability that is measured and recognized at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3

September 30, 2019	-	-	$246,414

NOTE 10 – STOCKHOLDERS’ DEFICIT

Self-directed stock issuance 2019

During the nine-months ended September 30, 2019, the Company sold securities in a self-directed offering to existing stockholders of the Company in the aggregate amount of $245,000, respectively, at $0.30 per unit. Each $0.30 unit consisted of 2 shares of restricted common stock (1,633,330 shares) and a five-year warrant to purchase 1 share of restricted common stock (816,665 warrant shares) at $0.20 per share.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 10 – STOCKHOLDERS’ DEFICIT (continued)

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

Shares outstanding

As of September 30, 2019 and December 31, 2018, the Company had a total of 137,261,594 and 133,888,573, respectively, shares of common stock outstanding.

NOTE 11 – STOCK GRANTS

Director stock grants

During the nine-months ended September 30, 2019 and 2018, the Company granted its independent directors an aggregate of 1,627,191 and 906,774, respectively, shares of restricted common stock in the Company. These shares were fully vested upon issuance. The increase in number of shares issued was due to the expansion of the Board of Directors by two members in September 2018. The expense recognized for these grants based on the grant date fair value was $262,500 and $200,000 for the nine-months ended September 30, 2019 and 2018, respectively.

Consultant stock grants

On April 10, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.23 per share. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on April 1, 2017. The Company recognized $0 and $5,750 in stock-based compensation related to this grant during the nine-months ended September 30, 2019 and 2018, respectively.

On August 8, 2017, the Company granted a consultant 100,000 shares of restricted common stock valued at $0.175 per share. These shares were subject to a risk of forfeiture and vested 25% upon grant and quarterly in arrears thereafter commencing on September 1, 2017. The Company recognized $0 and $4,375 in stock-based compensation related to this grant during the nine-months ended September 30, 2019 and 2018, respectively.

On December 31, 2018, the Company granted consultants 112,500 shares of restricted common stock valued at $0.20 per share. These shares were fully vested upon issuance. The Company recognized $22,500 in stock-based compensation related to these grants during the year ended December 31, 2018.

On March 31, 2019, the Company granted consultants 37,500 shares of restricted common stock valued at $0.17 per share. On June 30, 2019, the Company granted consultants 37,500 shares of restricted common stock valued at $0.125 per share. On September 30, 2019, the Company granted consultants 37,500 shares of restricted common stock valued at $0.089 per share. These shares were fully vested upon issuance. The Company recognized $14,400 in stock-based compensation related to these grants during the nine-months ended September 30, 2019.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCK OPTION PLANS

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2018	38,213,427	$0.41	5.23	$562,456
Exercisable January 1, 2018	36,213,427	$0.41	4.98	$562,456
Canceled	(350,000)
Granted	2,833,334
Exercised	(200,000)
Forfeited	-
Outstanding December 31, 2018	40,496,761	$0.40	4.52	$986,808
Exercisable December 31, 2018	37,157,179	$0.41	4.10	$966,808
Canceled	(58,336)
Granted	-
Exercised	-
Forfeited	-
Outstanding September 30, 2019	40,438,425	$0.40	3.77	$149,089
Exercisable September 30, 2019	38,130,093	$0.41	3.48	$149,089

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCK OPTION PLANS (continued)

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on September 30, 2019, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the nine-months ended September 30, 2019 and year ended December 31, 2018, are presented below:

Non-vested at January 1, 2018	2,000,000
Granted	2,833,334
Vested	(1,143,752)
Canceled	(350,000)
Non-vested at December 31, 2018	3,339,582
Granted	-
Vested	(972,914)
Canceled	(58,336)
Non-vested at September 30, 2019	2,308,332

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued were as follows for the:

	Nine-months ended September 30, 2019	Year ended December 31, 2018
Dividend yield	0.0%	0.0%
Risk-free rate	2.38% - 3.04%	2.38% - 3.04%
Volatility	214% - 226%	214% - 226%
Expected term	3 - 7 years	3 - 7 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCK OPTION PLANS (continued)

Stock based compensation

The Company recognized stock-based compensation expense related to options during the:

	Nine-months ended September 30
	2019	2018
	Amount	Amount
Service provider compensation	$133,125	$76,250
Employee compensation	124,750	156,875
Total	$257,875	$233,125

NOTE 13 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2018	127,434,122	$0.24	3.15	$3,957,689
Exercisable January 1, 2018	127,434,122	$0.24	3.15	$3,957,689
Canceled	-
Granted	315,010
Exercised	(9,600,286)
Expired	(101,984)
Outstanding December 31, 2018	118,046,862	$0.20	2.32	$7,848,637
Exercisable December 31, 2018	118,046,862	$0.20	2.32	$7,848,637
Canceled	-
Granted	3,116,665
Exercised	-
Expired	(18,405,496)
Outstanding September 30, 2019	102,758,031	$0.13	2.07	$146,779
Exercisable September 30, 2019	102,758,031	$0.13	2.07	$146,779

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – WARRANTS (continued)

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

The Company did not recognize any stock-based compensation expense related to warrants during the three-months ended September 30, 2019 and 2018.

Convertible note warrants

Warrants to purchase 2,300,000 shares of common stock at $0.12 to $0.20 per share were issued in connection with the issuance of convertible notes. These warrants were immediately vested and expire in five years and were recorded as discounts on the convertible notes in the aggregate amount of $141,435.

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

Warrant expiration

During the nine-months ended September 30, 2019, warrants to purchase an aggregate of 18,405,496 shares of common stock expired. During the year ended December 31, 2018, warrants to purchase an aggregate of 101,984 shares of common stock expired.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – INCOME TAXES

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

The effective tax rate for the three and three-months ended September 30, 2019 and 2018, differs from the statutory rate of 21% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of September 30, 2019, and December 31, 2018, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

Recent tax legislation

On March 22, 2018, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as reducing the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018.

Uncertain tax positions

The Company is subject to taxation in the United States and three state jurisdictions. The preparation of tax returns requires management to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. Management, in consultation with its tax advisors, files its tax returns based on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities. As part of these reviews, a taxing authority may disagree with respect to the tax positions taken by management (“uncertain tax positions”) and therefore may require the Company to pay additional taxes.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – INCOME TAXES (continued)

Uncertain tax positions (continued)

As of September 30, 2019 and December 31, 2018, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

NOTE 15 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	Three-months ended September 30, 2019 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,433,626)	136,640,761	$(0.01)
Effect of dilutive securities—Common stock options, warrants, and convertible note	-	-	-
Diluted loss per share	$(1,433,626)	136,640,761	$(0.01)

	Three-months ended September 30, 2018 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(928,888)	130,083,598	$(0.01)
Effect of dilutive securities—Common stock options, warrants, and convertible note	-	-	-
Diluted loss per share	$(928,888)	130,083,598	$(0.01)

	Nine-months ended September 30, 2019 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(3,650,740)	135,516,490	(0.03)
Effect of dilutive securities—Common stock options, warrants, and convertible note	-	-	-
Diluted loss per share	$(3,650,740)	135,516,490	(0.03)

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 15 – BASIC AND DILUTED NET LOSS PER SHARE (continued)

	Nine-months ended September 30, 2018 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(3,076,873)	125,271,516	$(0.02)
Effect of dilutive securities—Common stock options, warrants, and convertible note	-	-	-
Diluted loss per share	$3,076,873	125,271,516	$(0.02)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Convertible notes	9,490,186	-
Common stock options	40,438,425	39,496,761
Common stock warrants	102,758,031	118,148,846
Total common stock equivalents	152,686,642	157,645,607

NOTE 16 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $8,989 and $27,188 for the three and nine-months ended September 30, 2019, respectively, and $8,760 and $29,662 for the three and nine-months ended September 30, 2018, respectively.

Fleet Lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require monthly payments of $1,619 for three years. These leases convert to month-to-month leases in January 2021 unless terminated. Total lease expense under this agreement was $4,964 and $16,520 for the three and nine-months ended September 30, 2019, respectively, and $5,602 and $14,953 for the three and nine-months ended September 30, 2018, respectively.

Right-to-use leased asset and liability

As a result of the adoption of ASU No. 2016-02, Leases, on January 1, 2019, the Company recognized a right-to-use leased asset and liability for the Fleet Leases. The balance of this right-to-use asset and liability was $22,015 as of September 30, 2019.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance and identified the following for additional disclosure.

Convertible Notes

On the dates set forth in the table below, the Company entered into convertible notes with lenders, who are also current stockholders, for the amounts set forth in the table below. Each of these notes accrues interest payable monthly at the rate of 8% per annum and matures on June 30, 2020. Each of these notes and accrued interest thereon may convert into shares of common stock at the conversion price set forth in the table below any time at the holder’s option. If any of these notes, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. The Company has the right to prepay each of these notes without penalty or premium. Each of these notes were issued with detachable five-year warrants to purchase shares of common stock as set forth in the table below.

Issuance Date	Principal Amount	Original Issue Discount	Gross Proceeds	Note Conversion Price Per Share	Number of Shares Underlying Warrants	Warrant Exercise Price Per Share
October 3, 2019	$27,174	$2,174	$25,000	$0.12	50,000	$0.12
October 10, 2019	27,174	2,174	25,000	0.12	50,000	0.12
October 23, 2019	108,696	8,696	100,000	0.12	250,000	0.15
					250,000	0.20
October 29, 2019	27,174	2,174	25,000	0.12	50,000	0.12
November 8, 2019	16,304	1,304	15,000	0.07	30,000	0.07
Total	$206,522	$16,522	$190,000	$0.07-0.12	680,000	$0.07-0.20

On the date set forth in the table below, the Company entered into a senior convertible note payable with a lender, who is also a current stockholder and beneficial owner of more than 5% of the Company’s common stock, in the amount set forth in the table below. This note accrues interest payable monthly at the rate of 8% per annum and matures on June 30, 2020. This note and accrued interest thereon may convert into shares of common stock at the conversion price then in effect (initially $0.12 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, on November 8, 2019, the conversion price was adjusted to $0.07 per share. The Company has the right to prepay this note without penalty or premium. This note was issued with a detachable five-year warrant to purchase shares of common stock as set forth in the table below. The exercise price of this warrant shall be adjusted in accordance with any adjustment to the conversion price of this note; accordingly, on November 8, 2019, the exercise price was adjusted to $0.07 per share.

Issuance Date	Principal Amount	Original Issue Discount	Gross Proceeds	Note Conversion Price Per Share	Number of Shares Underlying Warrants	Warrant Exercise Price Per Share
October 16, 2019	$217,391	$17,391	$200,000	$0.07	400,000	$0.07

General Nutrition Corporation

On October 16, 2019, the exclusivity provision of the Company’s purchasing agreement with GNC expired, however, all other provisions of the Company’s purchasing agreement with GNC remain in effect. The Company may expand ZanthoSyn® distribution to mass market retailers, other specialty nutrition stores, pharmacies, and other retailers. The Company also plans to increase its sales and marketing efforts through e-commerce.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “Cardax,” the “Company,” “we,” “our,” or “us” means Cardax, Inc., the registrant, and, unless the context otherwise requires, together with its wholly-owned subsidiary, Cardax Pharma, Inc., a Delaware corporation (“Pharma”), and Pharma’s predecessor, Cardax Pharmaceuticals, Inc., a Delaware corporation (“Holdings”), which merged with and into Cardax, Inc., on December 30, 2015.

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

Subsequent Events

Convertible Promissory Notes

On the dates set forth in the table below, we entered into convertible notes with lenders, who are also current stockholders, for the amounts set forth in the table below. Each of these notes accrues interest payable monthly at the rate of 8% per annum and matures on June 30, 2020. Each of these notes and accrued interest thereon may convert into shares of our common stock at the conversion price set forth in the table below any time at the holder’s option. If any of these notes, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. We have the right to prepay each of these notes without penalty or premium. Each of these notes were issued with detachable five-year warrants to purchase shares of our common stock as set forth in the table below.

Issuance Date	Principal Amount	Original Issue Discount	Gross Proceeds	Note Conversion Price Per Share	Number of Shares Underlying Warrants	Warrant Exercise Price Per Share
October 3, 2019	$27,174	$2,174	$25,000	$0.12	50,000	$0.12
October 10, 2019	27,174	2,174	25,000	0.12	50,000	0.12
October 23, 2019	108,696	8,696	100,000	0.12	250,000	0.15
					250,000	0.20
October 29, 2019	27,174	2,174	25,000	0.12	50,000	0.12
November 8, 2019	16,304	1,304	15,000	0.07	30,000	0.07
Total	$206,522	$16,522	$190,000	$0.07-0.12	680,000	$0.07-0.20

On the date set forth in the table below, we entered into a senior convertible note payable with a lender, who is also a current stockholder and beneficial owner of more than 5% of our common stock, in the amount set forth in the table below. This note accrues interest payable monthly at the rate of 8% per annum and matures on June 30, 2020. This note and accrued interest thereon may convert into shares of our common stock at the conversion price then in effect (initially $0.12 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of our common stock or securities convertible into our common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, on November 8, 2019, the conversion price was adjusted to $0.07 per share. We have the right to prepay this note without penalty or premium. This note was issued with a detachable five-year warrant to purchase shares of our common stock as set forth in the table below. The exercise price of this warrant shall be adjusted in accordance with any adjustment to the conversion price of this note; accordingly, on November 8, 2019, the exercise price was adjusted to $0.07 per share.

Issuance Date	Principal Amount	Original Issue Discount	Gross Proceeds	Note Conversion Price Per Share	Number of Shares Underlying Warrants	Warrant Exercise Price Per Share
October 16, 2019	$217,391	$17,391	$200,000	$0.07	400,000	$0.07

General Nutrition Corporation

On October 16, 2019, the exclusivity provision of our purchasing agreement with GNC expired, however, all other provisions of our purchasing agreement with GNC remain in effect. We may expand ZanthoSyn® distribution to mass market retailers, other specialty nutrition stores, pharmacies, and other retailers. We also plan to increase our sales and marketing efforts through e-commerce.

Results of Operations

Results of Operations for the Three and Nine-Months Ended September 30, 2019 and 2018:

The following table reflects our operating results for the three and nine-months ended September 30, 2019 and 2018:

Operating Summary	Three-months ended September 30, 2019	Three-months ended September 30, 2018	Nine-months ended September 30, 2019	Nine-months ended September 30, 2018
Revenues	$229,142	$549,540	$439,505	$1,134,899
Cost of Goods Sold	(120,818)	(240,152)	(254,479)	(521,353)
Gross Profit	108,324	309,388	185,026	613,546
Operating Expenses	(1,300,035)	(1,237,019)	(3,540,412)	(3,689,560)
Net Operating Loss	(1,191,711)	(927,631)	(3,355,386)	(3,076,014)
Other (Expense) Income	(241,915)	(1,257)	(295,354)	(859)
Net Loss	$(1,433,626)	$(928,888)	$(3,650,740)	$(3,076,873)

Operating Summary for the Three-Months Ended September 30, 2019 and 2018

Our revenues presently derive from the sale of ZanthoSyn® primarily through wholesale and, to a lesser extent, e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is currently available at over three thousand GNC corporate stores in the United States. As a result, revenues were $229,142 and $549,540 for the three-months ended September 30, 2019 and 2018, respectively. The decrease in revenues for the three-months ended September 30, 2019 was primarily attributed to decreased replenishment orders by GNC during the current period compared to the previous year. Costs of goods sold were $120,818 and $240,152 for the three-months ended September 30, 2019 and 2018, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $108,324 and $309,388 for the three-months ended September 30, 2019 and 2018, respectively, which represented gross profit margins of approximately 47% and 56%, respectively. The decrease in gross profit margin for the three-months ended September 30, 2019, was primarily attributed to increased promotional activities at GNC stores, which increased the sales discounts passed through to us during the current period.

Operating expenses were $1,300,035 and $1,237,019 for the three-months ended September 30, 2019 and 2018, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered with each employee or service provider. Included in operating expenses were $175,712 and $180,562 in stock-based compensation for the three-months ended September 30, 2019 and 2018, respectively. The increase in operating expenses for the period from the same period in the prior year was primarily related to an increase in professional fees as a result of clinical trials and debt and equity issuances and filings.

Other expenses, net, were $241,915 and $1,257 for the three-months ended September 30, 2019 and 2018, respectively. For the three-months ended September 30, 2019, other expenses, net, consisted of the change in the fair value of a derivative liability, loss on abandonment of patents, and interest expense of $20,524, $36,205, and $185,189, respectively. These expenses were partially offset by interest income of $3 realized during the nine-months ended September 30, 2019. For the three-months ended September 30, 2018, other expenses, net, consisted of interest income and interest expense of $7 and $(1,264), respectively.

Operating Summary for the Nine-Months Ended September 30, 2019 and 2018

Our revenues were $439,505 and $1,134,899 for the nine-months ended September 30, 2019 and 2018, respectively. The decrease in revenues for the nine-months ended September 30, 2019 was primarily attributed to a combination of (i) GNC selling through existing ZanthoSyn® inventory we sold to GNC during the prior year, which impacted the timing and amounts of replenishment orders during the current period, (ii) increased promotional activities at GNC stores, which increased the sales discounts passed through to us during the current period, and (iii) GNC inventory adjustments to focus on ZanthoSyn 60 count and 90 count bottles, which are the top performing ZanthoSyn variants at GNC, resulting in a one-time return of remaining ZanthoSyn 30 count bottles from GNC inventory to us. Costs of goods sold were $254,479 and $521,353 for the nine-months ended September 30, 2019 and 2018, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $185,026 and $613,546 for the nine-months ended September 30, 2019 and 2018, respectively, which represented gross profit margins of approximately 42% and 54%, respectively. The decrease in gross profit margin for the nine-months ended September 30, 2019 was primarily attributed to increased promotional activities at GNC stores, which increased the sales discounts passed through to us during the current period.

Operating expenses were $3,540,412 and $3,689,560 for the nine-months ended September 30, 2019 and 2018, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered with each employee or service provider. Included in operating expenses were $534,774 and $443,249 in stock-based compensation for the nine-months ended September 30, 2019 and 2018, respectively. The decrease in operating expenses for the period from the same period in the prior year was primarily related to a sales and marketing conference and related expenses that occurred in 2018 but not in 2019.

Other expenses, net, were $295,354 and $859 for the nine-months ended September 30, 2019 and 2018, respectively. For the nine-months ended September 30, 2019, other expenses, net, consisted of the change in the fair value of a derivative liability, loss on abandonment of patents, and interest expense of $3,139, $36,205, and $256,015, respectively. These expenses were partially offset by interest income of $5 realized during the nine-months ended September 30, 2019. For the nine-months ended September 30, 2018, other expenses, net, consisted of interest income of $1,941, other income of $556, and interest expense of $(3,356).

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities in our operations. During the nine-months ended September 30, 2019 and 2018, we used cash in operating activities in the amount of $3,047,889 and $2,712,155, respectively, and incurred net losses of $3,650,740 and $3,076,873, respectively.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and provided by financing activities during the periods indicated:

Cash Flow Summary	Nine-months ended September 30, 2019	Nine-months ended September 30, 2018
Net Cash Used in Operating Activities	$(3,047,889)	$(2,712,155)
Net Cash Used in Investing Activities	(58,394)	(30,483)
Net Cash Provided by Financing Activities	2,870,000	704,375
Net Cash (Decrease) for Period	(236,283)	(2,038,263)
Cash at Beginning of Period	243,753	2,236,837
Cash at End of Period	$7,470	$198,574

Cash Flows from Operating Activities

During the nine-months ended September 30, 2019 and 2018, our operating activities primarily consisted of receipts and receivables from sales and payments or accruals for employees, directors, and consultants for services related to administration, sales and marketing, research and development, and inventory deposits.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2019 and 2018, our investing activities were related to expenditures on patents.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2019, our financing activities consisted of transactions in which we raised proceeds through the issuance of our common stock and convertible and other notes payable. The issuance of the convertible notes resulted in a derivative liability of $246,414 as of September 30, 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2019.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-months ended September 30, 2019, the Company sold securities in a self-directed offering to existing stockholders of the Company in the aggregate amount of $245,000, respectively, at $0.30 per unit. Each $0.30 unit consisted of 2 shares of restricted common stock (1,633,330 shares) and a five-year warrant to purchase 1 share of restricted common stock (816,665 warrant shares) at $0.20 per share. We used the net proceeds for our general working capital and to fund our research, development, and clinical programs.

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

Dated: November 14, 2019

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

