Form 10-K
period 2019-12-31
CARDAX, INC.
filed 2020-03-30
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 333-181719

CARDAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4484428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Woodlawn Drive, Suite 129 Honolulu, Hawaii	96822
(Address of principal executive offices)	(Zip code)

(808) 457-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Note: The registrant’s common stock, par value $0.001, is quoted under the symbol “CDXI” on the OTCQB but is not registered under Section 12(b) of the Act.

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

Yes [  ] No [X]

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there were 683,731 shares of common stock, par value $0.001 per share (“common stock”), outstanding, and 643,953 shares were held by non-affiliates. As of such date, the aggregate market value of voting and non-voting common equity held by non-affiliates was $ $16,098,825.

As of March 30, 2020, there were 758,973 shares of common stock of the registrant outstanding.

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

Corporate Information

We are a development stage biopharmaceutical company engaged in the development and commercialization of pharmaceuticals and dietary supplements. We are a smaller reporting company as defined by applicable federal securities regulations. We are a Delaware corporation.

Our executive offices are located at 2800 Woodlawn Drive, Suite 129, Honolulu, Hawaii 96822; our telephone number is (808) 457-1400. Our website is located at https://www.cardaxpharma.com. The information on our website is not part of this annual report.

Reverse Stock Split

On January 15, 2020, we effected a 200-for-1 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock. The Reverse Stock Split did not change the number of shares of our common stock authorized for issuance, the par value of our common stock, or any other terms of our common stock. No fractional shares were issued in the Reverse Stock Split and any remaining share fractions were rounded up to the next whole share. Under the terms and conditions of outstanding options, warrants, and other convertible securities, the number of underlying shares of our common stock and the exercise prices or conversion prices thereof were proportionately adjusted for the Reverse Stock Split.

Proposed Public Offering

We filed a registration statement on Form S-1 on August 14, 2019, as amended September 27, 2019 and November 22, 2019, for a proposed $15 million public offering of our common stock and warrants and the listing of our common stock and such warrants on the Nasdaq Capital Market (the “Proposed Public Offering”). We intend to use the proceeds from the Proposed Public Offering primarily to fund pharmaceutical development and our operations. Notwithstanding the uncertain market conditions related to coronavirus disease 2019 (“COVID-19”), we plan to continue to take actions to consummate the Proposed Public Offering. We cannot give any assurance that the Proposed Public Offering will be consummated.

Our Business

We are a development stage biopharmaceutical company focused primarily on the development of pharmaceuticals to safely address one of the major underlying causes of many chronic diseases – inflammation – including cardiovascular disease, metabolic disease, liver disease, arthritis, and aging. We also have a commercial business unit that markets dietary supplements for inflammatory health. We believe we are well positioned for growth through the utilization of astaxanthin and zeaxanthin for chronic pharmaceutical applications by safely reducing chronic inflammation at the cellular and mitochondrial level – without inhibiting normal function. Similar mechanisms also support the use of our dietary supplement for inflammatory health.

We believe that our pharmaceutical product candidates and our dietary supplements have competitive advantages, primarily relating to a unique combination of the following benefits:

●	An excellent safety profile that supports chronic use
●	Broad anti-inflammatory activity and pleiotropic effects with potential application to several chronic diseases as pharmaceuticals and various areas of health as dietary supplements
●	Oral dosing convenience
●	Scalable manufacturing
●	Economical pricing

Market Overview

There is broad acceptance in the scientific, medical, and financial communities that chronic inflammation is a significant factor in many chronic diseases, particularly cardiovascular disease. The double-blind, randomized, placebo-controlled CANTOS clinical trial (10,061 patients; Novartis, 2017) and REDUCE-IT clinical trial (8,179 patients; Amarin Corporation, 2018), both published in the New England Journal of Medicine, helped to catalyze and support this consensus. Commonly used anti-inflammatory drugs such as aspirin, ibuprofen, naproxen, COX-2 inhibitors, corticosteroids, and various biologics may reduce inflammation, but they have risks of significant side effects that limit their utility in chronic disease.

We believe that a safe anti-inflammatory is the solution. Our lead pharmaceutical candidate CDX-101, a proprietary prodrug of the naturally occurring marine molecule astaxanthin, may provide the needed combination of an excellent safety profile, anti-inflammatory activity, and economic pricing to become widely used for the prevention and treatment of chronic diseases driven by inflammation.

We are pursuing an initial indication of severe hypertriglyceridemia (triglycerides ≥ 500 mg/dL) for CDX-101. Severe hypertriglyceridemia is associated with chronic inflammation and patients with the disorder have increased cardiovascular disease risk and incidence of pancreatitis. We believe the clinical pathway to FDA drug approval for severe hypertriglyceridemia, which relies on biomarker endpoints (i.e., measuring triglycerides in blood tests over a period of several months), will be more efficient than other potential indications that require clinical outcomes studies (e.g., evaluating heart attacks, strokes, and deaths over a period of several years), and is thus better suited as our initial indication for CDX-101.

An estimated 3.4 million Americans have severe hypertriglyceridemia according to peer-reviewed research published in the American Journal of Cardiology in 2011. Statins, fibrates, and prescription fish oils are all used to manage hypertriglyceridemia. 21% (42 million) of U.S. adults have mixed dyslipidemia (high levels of low-density lipoprotein “LDL” cholesterol with low levels of high-density lipoprotein “HDL” cholesterol and/or high levels of triglycerides), with nearly 6% (11.6 million people) having all three lipid abnormalities. Lovaza, Vascepa, and other prescription fish oils approved for severe hypertriglyceridemia are also used off-label in mixed dyslipidemia patients to reduce moderately elevated triglycerides and aggregate sales of these products for on and off-label use are estimated to be approaching $2 billion annually.

We believe CDX-101 will have several competitive advantages compared to prescription fish oils: (i) ease of administration: oral dosing of large fish oil capsules is problematic, whereas we expect CDX-101 tablets should be far smaller; (ii) scalability: prescription fish oil manufacturing is limited by the declining global fish supply, whereas we believe the synthetic production of CDX-101 is scalable; and (iii) safety: prescription fish oils have certain safety risks, whereas we believe that astaxanthin, the active moiety of CDX-101, has an excellent safety profile.

The REDUCE-IT clinical trial demonstrated that administration of Vascepa resulted in a significant reduction of major adverse cardiovascular events (“MACE”) in patients with mixed dyslipidemia on standard of care, specifically statins, and we believe is the primary basis of Amarin’s request to the FDA to expand Vascepa’s label. The reduction of triglycerides in the REDUCE-IT clinical trial was modest however, and the study’s authors concluded that Vascepa’s ability to reduce other markers of cardiovascular disease, including inflammation and oxidized LDL (as demonstrated in the MARINE and ANCHOR clinical trials), provided the pleiotropic effects that led to reduction of MACE in REDUCE-IT. In human proof-of-concept “pilot” studies conducted by third parties and animal models conducted by third parties and us, astaxanthin, the active moiety of CDX-101, has demonstrated similar pleiotropic effects, which are derived from its broad anti-inflammatory activity, but without the limitations of Vascepa or other prescription fish oils. As a result, we believe this market also presents a major opportunity as a potential second indication for CDX-101.

Beyond cardiovascular disease, we believe CDX-101 could be developed to address other chronic diseases driven by inflammation, including metabolic disease, liver disease, arthritis, and aging, each with potential annual sales exceeding a billion dollars.

We are also developing CDX-301, our zeaxanthin pharmaceutical candidate, for macular degeneration. Our target initial indication for CDX-301 is Stargardt disease, a juvenile form of macular degeneration and potential orphan drug indication. Zeaxanthin has a mechanism of action and excellent safety profile similar to astaxanthin, however, it accumulates in the human eye through uptake by a unique retinal receptor, providing protection against blue light, oxidative damage, and related inflammation that occurs in macular degeneration. Pre-clinical and clinical studies with zeaxanthin have demonstrated proof-of-concept for the treatment of macular disorders. Based on multiple academic and NIH sources, we believe there are no more than 42,000 persons in the United States with Stargardt disease, and therefore we believe a treatment for Stargardt disease may qualify for orphan drug designation. (By statute, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition that affects less than 200,000 persons in the United States.) If CDX-301 receives FDA orphan drug designation for Stargardt disease and obtains FDA drug approval, we expect CDX-301 may benefit from certain advantages as an orphan drug, including orphan drug exclusivity, which means the FDA may not approve any other application, including a full NDA, to market the same drug for the same indication for a period of seven years, except in limited circumstances. We also believe that age related macular degeneration, a larger market estimated to afflict more than three million people in the U.S. alone, presents a major opportunity as a potential second indication for CDX-301. We do not expect to use the proceeds of the Proposed Public Offering to pursue the development of CDX-301.

Astaxanthin

Astaxanthin Safety

Astaxanthin is a naturally occurring marine carotenoid found in salmon, microalgae, krill, lobster, and crab. Carotenoids are natural pigments that impart coloration and support animal health and vitality, especially in harsh marine environments. Astaxanthin is responsible for the characteristic red or pink color of salmon and shellfish. Salmon without astaxanthin are smaller, more susceptible to infection, have reproductive problems, and are not strong enough to swim upstream.

Astaxanthin is GRAS as a food substance according to FDA regulations and has undergone extensive toxicity testing by third parties and us with no clinically meaningful issues even at the extremely high doses summarized in the table below:

Type of Study	Maximum Dosing

Acute Toxicity	>8,000 mg/kg (mouse, rat), 2,000 mg/kg (non-human primates)

Sub-Chronic Toxicity	1,240 mg/kg (rat), 160 mg/kg (dog)

1 Year Chronic Toxicity/Carcinogenicity	1,000 mg/kg (rat), 1,400 mg/kg (mouse), 200 mg/kg (dog)

2 Year Carcinogenicity	1,000 mg/kg (rat)

Genotoxicity/Mutagenicity	2,000 mg/kg (mouse)

Teratogenicity	1,000 mg/kg (rat), 400 mg/kg (rabbit)

Commonly used anti-inflammatory drugs such as aspirin, ibuprofen, naproxen, COX-2 inhibitors, corticosteroids, and various biologics have risks of side effects including gastrointestinal bleeding, heart attacks, strokes, and severe infections. Prescription fish oil drugs, while safer than common anti-inflammatory drugs, also have risks of certain side effects. Lovaza and other DHA, EPA combination fish oil drugs, have risks of side effects including back pain, eructation, dysgeusia, and increases in LDL cholesterol. Vascepa has risks of side effects including arthralgia, atrial fibrillation, and increased bleeding. Fenofibrates have risks of side effects including stomach pain, nausea, and back pain.

In contrast, astaxanthin has no known side effects of clinical significance. We believe astaxanthin’s excellent safety profile will be a key competitive advantage compared to other drugs targeting inflammation and lipids.

Astaxanthin Mechanism of Action

The mechanism of action of astaxanthin, the active moiety in CDX-101, is quite different than most drugs, and we believe is responsible for its excellent safety profile. Most drugs target single receptors or enzymes in complex pathways, which can lead to side effects with chronic use. Astaxanthin is distributed systemically, including to the liver and heart, where it localizes in cellular and mitochondrial membranes and reduces the oxidative stress that causes chronic inflammation, without affecting the normal function of inflammatory/metabolic signaling pathways. And unlike other antioxidants such as beta-carotene, Vitamin C, and Vitamin E, astaxanthin spans and stabilizes cellular and mitochondrial membranes (biological lipid bilayers) to function as an aqueous and lipid phase antioxidant without membrane disruption, as proven by X-ray diffraction studies:

As a result, astaxanthin demonstrates positive and quantifiable pleiotropic effects on many inflammatory cytokines and drug targets.

In human proof-of-concept “pilot” studies conducted by third parties, astaxanthin statistically significantly decreased inflammation and oxidative stress:

●	TNF-α decreased (-30%, p=0.0022)
●	CRP decreased (-20%, p<0.05; two studies)
●	Oxidative stress decreased (MDA, IsoP, SOD, TAC increased)

In animal studies conducted by third parties, astaxanthin statistically significantly decreased inflammation and oxidative stress:

●	Inflammatory markers decreased in various model systems:

○	TNF-α, IL-1β, IL-6, CRP, NF-kB, PGE-2, iNOS, MCP-1, MPO, ERK, JNK, COX-2
○	TNF-α decreased equivalent to an equal dose of prednisolone

●	Oxidative stress decreased in mitochondria

Astaxanthin Research Results

There are more than 2,000 published peer reviewed papers related to astaxanthin, including more than 50 peer reviewed papers published by Cardax and its collaborators (referred to herein as “us”) and more than 50 “pilot” human clinical trials with astaxanthin supplements, more than 20 of which were randomized, double-blind, placebo-controlled human proof-of-concept studies. Highlights of astaxanthin’s pleiotropic effects, which were demonstrated in studies utilizing astaxanthin from natural and synthetic sources, include:

Astaxanthin and Cardiovascular Disease

In human proof-of-concept “pilot” studies conducted by third parties, astaxanthin statistically significantly decreased inflammation, triglycerides, LDL cholesterol, and blood pressure:

●	CRP decreased (-20%, p<0.05; two studies)
●	Triglycerides decreased (-25.8%, p<0.05)
●	LDL-C decreased (-10.4%, p<0.05)
●	HDL-C increased (+14.5%, p<0.01)
●	Apolipoprotein B decreased (-7.5%, p<0.01)
●	Adiponectin increased (+26%, p<0.01; +14%, p=0.0053; +30%, p=0.01; three studies)
●	Blood pressure decreased (systolic blood pressure -4.6%, p=0.021; diastolic blood pressure -6.9%, p<0.001; two studies)
●	Blood flow velocity increased (choroidal, p=0.018, blood transit time, p<0.01)

In animal studies conducted by third parties and us, astaxanthin demonstrated statistically significant improvements in models of cardiovascular disease:

●	CRP and IL-6 decreased
●	Triglycerides decreased (plasma, hepatic)
●	Re-thrombosis decreased
●	Atherosclerosis decreased (aortic arch plaque)
●	Cholesterol decreased
●	Blood pressure decreased
●	Nitric oxide production increased

Astaxanthin and Metabolic Disease

In human proof-of-concept “pilot” studies conducted by third parties, astaxanthin statistically significantly increased adiponectin and decreased TNF-α and oxidative stress:

●	Adiponectin increased (+26%, p<0.01; +14%, p=0.0053; +30%, p=0.01; three studies)
●	TNF-α decreased (-30%, p=0.0022)
●	Oxidative stress decreased (MDA, IsoP, SOD, TAC increased)

In animal studies conducted by third parties, astaxanthin demonstrated statistically significant improvements in models of metabolic disease:

●	Fasting blood glucose levels decreased
●	Insulin levels & sensitivity (HOMA-IR, QUICK) increased
●	Insulin signaling (PI3K-AKT, IRS-1p) increased
●	Adiponectin levels increased
●	Insulin response and glucose tolerance (ipGTT) increased
●	GLUT-4 translocation increased
●	JNK, ERK-1 levels decreased
●	Nitric oxide production increased

Astaxanthin and Liver Disease

In human proof-of-concept “pilot” studies conducted by third parties, astaxanthin statistically significantly decreased fat accumulation in biopsy-diagnosed NASH patients, decreased TNF-α, improved lipid profile parameters, and decreased oxidative stress:

●	NASH disease markers decreased in patients:

○	Steatosis: p<0.05
○	Nonalcoholic fatty liver disease (“NAFLD”) Activity Score (“NAS”): p<0.08
○	Lobular inflammation decreased: trend

●	TNF-α decreased (-30%, p=0.0022)
●	Lipid profile parameters improved (LDL, HDL, ApoB, TG)
●	Oxidative stress decreased (MDA, IsoP, SOD, TAC increased)

In animal studies conducted by third parties and us, astaxanthin statistically significantly decreased elevated liver enzymes, lipids, insulin resistance, steatosis, and fibrosis:

●	Elevated liver enzyme levels decreased
●	Steatosis decreased
●	Fibrosis and induced acute hepatitis decreased
●	Insulin levels & sensitivity (HOMA-IR, QUICK) increased
●	Insulin signaling (PI3K-AKT, IRS-1p) increased
●	Adiponectin levels increased

Astaxanthin and Arthritis

In human proof-of-concept “pilot” non-arthritis studies conducted by third parties, astaxanthin statistically significantly decreased markers of inflammation of relevance to arthritis, including TNF-α and CRP:

●	TNF-α decreased (-30%, p=0.0022)
●	CRP decreased (-20%, p<0.05; two studies)
●	Adiponectin increased (+26%, p<0.01; +14%, p=0.0053; +30%, p=0.01; three studies)
●	Oxidative stress decreased (MDA, IsoP, SOD, TAC increased)

In animal studies conducted by third parties, astaxanthin statistically significantly decreased inflammation, oxidative stress, and joint degeneration:

●	Inflammatory markers decreased in various model systems:

○	TNF-α, IL-1β, IL-6, CRP, NF-kB, PGE-2, iNOS, MCP-1, MPO, ERK, JNK, COX-2
○	TNF-α decreased equivalent to an equal dose of prednisolone

●	Oxidative stress decreased in mitochondria
●	Cartilage degradation decreased (Mankin score) in surgically-induced model of OA (ACLT, rabbit)

Astaxanthin and Aging

In human studies conducted by third parties, activation of the FOXO3 gene has been linked to decreased inflammation and aging.

●	Activation of anti-inflammatory, anti-aging gene FOXO3 promotes longevity in humans:

○	Replicated in >20 independent studies
○	Confers CVD protective benefit (p=0.001)
○	Decreases inflammation (CRP, trend; TNF-α, p=0.018)

In animal studies conducted by third parties and us, astaxanthin statistically significantly decreased activated the FOXO3 gene and extended lifespan:

●	FOXO3 mRNA levels increased in mice by 90% (p=0.024)
●	Lifespan extended by up to 30% via FOXO3 ortholog DAF16 in roundworms

Astaxanthin and Coronavirus Disease 2019 (COVID-19)

In response to the COVID-19 global pandemic, our scientific team examined published scientific literature related to COVID-19 disease pathology in order to determine if there was a potential role of astaxanthin in the treatment of COVID-19. On March 20, 2020, we released a scientific white paper authored by Timothy J. King, Ph.D., M.S., our Vice President, Research, which discussed the scientific rationale of boosting the immune system and reducing the extreme inflammatory response that may lead to severe respiratory complications in subjects with COVID-19 as described below. We are presently seeking strategic collaborations with appropriate academic, governmental, and/or commercial organizations to further develop astaxanthin for COVID-19.

Scientific Rationale: Immune Response, Inflammation, and COVID-19

COVID-19, the disease caused by the novel coronavirus (SARS-CoV-2), can induce an extreme immune response characterized by the overproduction of immune cells and the uncontrolled release of pro-inflammatory cytokines. Exceedingly high levels of the cytokines IL-1, IL-6, IL-8, TNF-α, and CRP result in overt inflammatory symptoms that include mild to severe respiratory disease, high fever, and cough. In progressed disease this “cytokine storm” will circulate throughout the body to trigger a surge of active immune cells into the lungs resulting in acute lung injury and acute respiratory distress syndrome (ARDS) and may be particularly severe in immune compromised subjects such as the elderly, diabetics, and those with cardiovascular disease. This association between infection and progression of disease with inflammation suggests a strategy that would partner anti-infective agents, such as anti-virals and vaccines, with anti-inflammatory agents. An anti-inflammatory agent would be expected to mitigate symptoms including fever, pain, and swelling. Furthermore, an anti-inflammatory regimen initiated at a relatively early stage in disease progression might be expected to stem the immune over-response and to slow or even prevent progression of symptoms leading to lung injury and ARDS. Importantly, an appropriate anti-inflammatory intervention should not result in abnormal immune suppression but should target healthy immune homeostasis. An anti-inflammatory treatment that resulted in the decrease of inflammatory cytokine signaling would seem a promising approach. Chinese researchers have identified IL-6 as a main driver of immune overreaction in COVID-19 patients and have already included elevated IL-6 levels as a biomarker of disease worsening. China’s National Health Commission has updated its treatment guidelines for COVID-19 to include Roche’s injected biologic, Actemra (tocilizumab), an inhibitor of the IL-6 receptor. Actemra, first approved by the U.S. FDA in 2010 for rheumatoid arthritis, can now be used in China to treat serious COVID-19 patients with lung damage.

The Potential Role of Astaxanthin

In pre-clinical and clinical studies, astaxanthin has demonstrated the ability to decrease levels of pro-inflammatory cytokines IL-1, IL-6, TNF-α, and CRP in multiple models of disease and in several patient populations. Furthermore, astaxanthin does not lead to abnormal immune suppression even at high doses and acts to restore healthy immune homeostasis. Astaxanthin has also demonstrated exceptional safety in multiple animal models, has been used extensively in humans for two decades as a dietary supplement, and is GRAS (Generally Recognized as Safe), according to FDA regulations. Coronaviruses have been shown to induce lung damage by increasing inflammatory signaling pathways and cytokine production leading to elevated immune cell infiltration and macrophagic polarization shifts (M2 to M1). Astaxanthin has been shown to (i) significantly attenuate pathological elevation of critical inflammatory cell signaling pathways (NF-κB), (ii) decrease the resulting elevated proinflammatory cytokine levels, (iii) reduce immune cell infiltration of the lung, and (iv) positively influence macrophage polarization in humans and animal models of disease.

Our Products and Business Strategy

Our product platform consists of our development stage pharmaceutical candidates and our commercially available dietary supplement:

●	CDX-101, our lead pharmaceutical candidate, is in pre-clinical development for cardiovascular inflammation and dyslipidemia, with a target initial indication of severe hypertriglyceridemia.
●	CDX-301 is in pre-clinical development for macular degeneration, with a target initial indication of Stargardt disease.
●	ZanthoSyn® is a physician recommended astaxanthin dietary supplement for inflammatory health.

Lead Pharmaceutical Candidate: CDX-101

Our lead pharmaceutical candidate, CDX-101, is a proprietary astaxanthin prodrug that cleaves following oral administration and delivers astaxanthin to the bloodstream. CDX-101 is being developed initially for cardiovascular inflammation and mixed dyslipidemia, with a target initial indication of severe hypertriglyceridemia.

We believe that the results from two major cardiovascular clinical trials—the 10,061 patient CANTOS study by Novartis in 2017 and the 8,179 patient REDUCE-IT study by Amarin in 2018—clearly demonstrated the clinical significance of reducing chronic inflammation, validating the cardiovascular inflammation hypothesis we have supported for more than a decade. We believe that astaxanthin’s unique mechanism of action—reduction of oxidative stress driven inflammation at the cellular and mitochondrial level without inhibiting normal function—results in an impact on key inflammatory drug targets and pathways, and importantly, an excellent safety profile that supports chronic administration. In addition to the safety advantages described in this report, we believe that production of CDX-101, unlike Vascepa and other prescription fish oil drugs, will be highly scalable to address these large mass markets for chronic diseases driven by inflammation.

Clinical and non-clinical studies with astaxanthin have provided proof-of-concept for the treatment of cardiovascular risk factors including inflammation and triglycerides as described in this report. In addition, interim results from our Cardiovascular Health Astaxanthin Supplement Evaluation (“CHASE”) clinical trial demonstrate beneficial changes in markers of cardiovascular health, including CRP, LDL cholesterol, total cholesterol, triglycerides, oxidized LDL, and blood pressure, and also underscore astaxanthin’s safety profile with no adverse safety signals observed. We believe these findings provide further mechanistic support for our pharmaceutical development program. We refer you to “CHASE Clinical Trial” in this report for additional information regarding the CHASE clinical trial.

We believe that an initial indication of severe hypertriglyceridemia provides an efficient clinical pathway to drug approval for CDX-101 and will be similar to the pathway as reported by Amarin for the development of Vascepa, its prescription fish oil. CDX-101 is currently in pre-clinical development, including the planning of IND enabling studies. We plan to use proceeds from the Proposed Public Offering to complete IND enabling studies and to engage third party contract development and manufacturing organizations (CDMOs) to manufacture drug substance and drug product for such studies, with the goal of filing an IND approximately one year from the closing of the Proposed Public Offering.

We have retained Paresh N. Soni, M.D., Ph.D., the former Senior Vice President and Head of Development at Amarin, to guide our clinical and regulatory strategy, interact with the FDA, and advise us on a full range of development issues. While at Amarin, Dr. Soni led the design of Amarin’s clinical trials, development strategy, and interaction with the FDA, including for Vascepa, which was approved for treatment of severe hypertriglyceridemia in 2012. Dr. Soni played a key role in the design and conduct of the MARINE, ANCHOR and REDUCE-IT clinical trials with Vascepa. In addition, Dr. Soni has held several senior R&D executive roles over the past 2 decades at Pfizer, Alexion, and Albireo. Dr. Soni is also a member of our Scientific Advisory Board.

In addition to Dr. Soni, our Scientific Advisory Board includes Deepak L. Bhatt, M.D., M.P.H. and R. Preston Mason, Ph.D.

Deepak L. Bhatt, M.D., M.P.H., is the Chairman of our Scientific Advisory Board. Dr. Bhatt is also the Chair of the REDUCE-IT clinical trial with Vascepa, Executive Director of Interventional Cardiovascular Programs at Harvard Medical School affiliated Brigham and Women’s Hospital, and Professor at Harvard Medical School. He is also the Editor of the peer-reviewed Journal of Invasive Cardiology and Editor-in-Chief of the Harvard Heart Letter for patients.

R. Preston Mason, Ph.D. is on the faculty of the Department of Medicine, Division of Cardiology at Harvard Medical School affiliated Brigham and Women’s Hospital. He has published more than 250 peer reviewed papers, including papers published in collaboration with Cardax, and is a recognized expert on the mechanism of action of astaxanthin and fish oils, particularly Vascepa.

CDX-101 vs. ZanthoSyn®

CDX-101 is a synthetic astaxanthin prodrug (new chemical entity) for pharmaceutical applications and ZanthoSyn® is a formulation of synthetic nature-identical astaxanthin for dietary supplement applications. While both deliver astaxanthin to the bloodstream, we believe the unique molecular structure of CDX-101 and its pharmaceutical pathway will provide substantial differentiation. In particular, we believe that:

●	CDX-101 will be approved by the FDA as a drug for one or more disease indications, whereas ZanthoSyn® is marketed as a dietary supplement for health applications;

●	CDX-101 will be prescribed by doctors and covered by health insurance, whereas ZanthoSyn® is sold through retail and e-commerce channels;

●	CDX-101 will be administered at a higher dose and in different oral dosage form; and

●	CDX-101 will have superior intellectual property protection.

Pharmaceutical Candidate: CDX-301

Our zeaxanthin pharmaceutical candidate, CDX-301, has a mechanism of action and excellent safety profile similar to astaxanthin, however, it is being developed for macular degeneration because zeaxanthin accumulates in the human eye through uptake by a unique retinal receptor, providing protection against blue light, oxidative damage, and related inflammation that occurs in macular degeneration. Pre-clinical and clinical studies with zeaxanthin have demonstrated proof-of-concept for the treatment of macular disorders. We believe that an initial indication of Stargardt disease, a juvenile form of macular degeneration, provides an efficient clinical pathway to drug approval for CDX-301. On November 30, 2018, we submitted a request for orphan drug designation to the FDA for zeaxanthin as a treatment of Stargardt disease, and we are currently in communications with the FDA regarding this matter. Additional financing beyond that contemplated in the Proposed Public Offering will be needed to fund IND enabling studies and clinical development of CDX-301.

Dietary Supplement: ZanthoSyn®

ZanthoSyn® is our commercially available physician recommended astaxanthin dietary supplement. Astaxanthin is a naturally occurring molecule with safe anti-inflammatory activity that supports cardiovascular health, metabolic health, liver health, joint health, and longevity. The form of astaxanthin utilized in ZanthoSyn® has demonstrated an excellent safety profile in peer-reviewed published studies and is GRAS according to FDA regulations.

We sell ZanthoSyn® primarily through wholesale and e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is currently available at GNC corporate stores nationwide in the United States.

We market ZanthoSyn® primarily through a multi-pronged approach:

●	Physician outreach and education, where ZanthoSyn® is positioned as the first safe, physician friendly, anti-inflammatory dietary supplement for health and longevity, with retail locations and e-commerce serving as convenient and credible distribution channels for physicians recommending ZanthoSyn®
●	Retail store outreach, education, and in-store sales support, building on the ability to utilize ZanthoSyn® as a foundation of health and wellness regimens
●	E-commerce platforms

We believe ZanthoSyn® is physician friendly for several reasons:

●	ZanthoSyn® delivers the safety, purity, manufacturing rigor, bioavailability, and scientific support that provides physicians comfort in the quality and utility of the product, which is often not present in other dietary supplements.
●	ZanthoSyn® is well-accepted at medical conferences where crowds of physicians and other healthcare professionals stand in line to receive ZanthoSyn® samples and product information after attending educational seminars.

Our sales and marketing program was initially launched in Hawaii, where we believe that robust physician outreach and education coupled with GNC retail store outreach, education, and in-store sales support increased consumer awareness and catalyzed strong sales growth. We also launched this program in major markets on the West Coast and East Coast in the U.S. beginning in 2017. To support these efforts, we have hired additional sales and marketing personnel. We are currently evaluating our strategy related to further expansion.

We sell ZanthoSyn® to GNC under a purchasing agreement. The exclusivity provision under such agreement related to distribution of ZanthoSyn® by GNC in the “brick and mortar” retail channel in the United States expired on October 16, 2019. GNC remains our only distributor of ZanthoSyn® in such channel, but we may expand retail distribution to mass market retailers, other specialty nutrition stores, pharmacies, and other retailers. We also plan to increase our sales and marketing efforts through e-commerce.

To date, our sales and marketing efforts of ZanthoSyn® have primarily been through GNC retail store outreach, education, and in-store sales support together with physician outreach and education. We plan to increase our sales and marketing efforts through e-commerce by capitalizing on one of the most important lessons learned from our sales and marketing program: “Conversations Create Customers.” Whether at GNC stores, directly with Cardax personnel, or at conferences with healthcare professionals, thousands of ZanthoSyn® customers have been created by understanding and experiencing the benefits of ZanthoSyn® firsthand. Cardax plans to implement strategies that it believes may create a similar customer experience more broadly, with fulfillment online, where margins may be greater than retail stores.

CHASE Clinical Trial

In September 2018, we initiated a human clinical trial entitled, Cardiovascular Health Astaxanthin Supplement Evaluation (“CHASE”), targeting cardiovascular inflammatory health. The randomized, double-blind, placebo-controlled clinical trial is evaluating the effect of low-dose and high-dose ZanthoSyn® on cardiovascular health as measured by CRP levels over 12 weeks in up to 120 subjects with documented cardiovascular risk factors. The study also includes an optional open label extension through 48 weeks.

Interim results from an initial cohort of subjects were announced on September 23, 2019. The interim results were based on data from 40 subjects administered high-dose ZanthoSyn® (96 mg/day astaxanthin – 48 mg twice a day), low-dose ZanthoSyn® (24 mg/day astaxanthin – 12 mg twice a day), or placebo.

Highlights from the interim review shown below are median percentage changes from baseline to week 12 unless otherwise stated. While the interim review was not powered for statistical significance, p-values less than 0.05 compared to placebo are provided. The p-values reported below (*p<0.05, **p<0.01) are nominal p-values from non-parametric comparisons of the median between each group and placebo and no adjustments for multiple comparisons were made.

Interim Results	High Dose		Low Dose	Placebo
CRP	-28%		-32%	-5%
LDL-C	-12	%**	-7%	+5%
Total cholesterol	-8	%*	-5%	+4%
Triglycerides	-16%		-13%	+6%
Oxidized LDL	-10	%*	+3%	+4%
Blood pressure	-5	%*	-4%*	+6%
Median astaxanthin blood levels at 12 weeks	2,184 ng/mL		790 ng/mL	<10 ng/mL

We believe these findings provide:

●	Further mechanistic support for our astaxanthin pharmaceutical development program
●	Basis for additional patent filings
●	Support for the cardiovascular health benefits of ZanthoSyn®

The interim results also underscore astaxanthin’s safety profile with no adverse safety signals observed. The CHASE Data Safety Review Board, which is comprised of a majority of independent clinical trial professionals, recommended that the clinical trial continue enrollment.

The FDA does not require human clinical trials for dietary supplements, but we believe that positive results from the CHASE trial may help promote scientific and consumer awareness of astaxanthin’s health and longevity applications and serve as further mechanistic support for our pharmaceutical development program.

We refer to you the “Risk Factors” section of this report for a summary of certain risks related to clinical trial results.

Benefits of Synthetic Astaxanthin vs. Natural Astaxanthin

Dietary supplements containing astaxanthin typically derive astaxanthin from microalgae, krill, or other natural sources, whereas ZanthoSyn® astaxanthin is made through total synthesis. While multiple studies demonstrate that astaxanthin from either natural or synthetic sources is efficacious and both are Generally Recognized as Safe according to FDA regulations, we believe synthetic astaxanthin offers significant advantages compared to astaxanthin from microalgae, krill, or other natural sources:

●	Synthetic astaxanthin can be formulated for superior bioavailability. In a human crossover study comparing ZanthoSyn® to a leading microalgal astaxanthin dietary supplement, the astaxanthin blood levels following administration of ZanthoSyn® were nearly three times higher than the microalgal astaxanthin product at the same dose:

●	AUC (area under curve, astaxanthin blood levels) = 2.85-fold greater (p=0.013)
●	Cmax (maximum concentration, astaxanthin blood levels) = 3.0-fold greater (p=0.013)
●	Coefficient of variation (variation between subjects of astaxanthin blood levels)

○	ZanthoSyn® = 27%
○	Microalgal astaxanthin = 62%

●	Tmax (time of maximum concentration) = 6 hours
●	No adverse events observed

The superior bioavailability described in this report means that three times more astaxanthin from ZanthoSyn® is absorbed into the body from each dose, which provides a superior value proposition compared to other astaxanthin dietary supplements.

●	Synthetic astaxanthin has been extensively tested in a wide range of toxicity studies, including acute, subacute, sub-chronic, and chronic toxicity studies, carcinogenicity studies, genotoxicity/mutagenicity studies, and developmental and reproductive toxicity studies; whereas to our knowledge microalgal or other sources of astaxanthin have not undergone the same amount of safety testing in such toxicity studies.
●	Synthetic astaxanthin is manufactured with superior purity and precision, whereas astaxanthin extracted from microalgae and krill oil is obtained in a complex mixture, which may include many unknown marine byproducts.
●	Synthetic manufacture of astaxanthin is scalable, whereas we believe the ability to readily scale the production and extraction of astaxanthin from microalgae or other sources will be limited as demand for astaxanthin grows.
●	Synthetic manufacture of astaxanthin emits fewer greenhouse gases and consumes less energy, raw material, and land than traditional microalgal astaxanthin production.

Intellectual Property

We have obtained and are continuing to seek patent protection for compositions of matter, pharmaceutical compositions, and pharmaceutical uses, in certain disease areas, of our various carotenoid analogs and derivatives. Such carotenoids include astaxanthin, zeaxanthin, lutein, and/or lycophyll, and esters and other analogs and derivatives of these compounds. More specifically, we seek to protect: (i) the composition of matter of novel carotenoid analogs and derivatives, (ii) pharmaceutical compositions comprising synthetic or natural preparations of novel or natural occurring carotenoid analogs and derivatives, and (iii) the pharmaceutical use of synthetic preparations of novel or naturally occurring carotenoid analogs and derivatives in specific disease areas, including, but not limited to, the treatment of inflammation and related tissue damage, liver disease, and reperfusion injury, as well as the pharmaceutical use of synthetic or natural preparations of novel or natural occurring carotenoid analogs and derivatives for the reduction of platelet aggregation. We intend to enforce and defend our intellectual property rights consistent with our strategic business objectives.

We have 29 issued patents and one pending patent related to the composition of matter, pharmaceutical compositions, and pharmaceutical uses of our drugs candidates as well as many other related molecules that will expire between 2023 and 2028, subject to patent term extensions. We also have filed four additional patents that if issued would extend patent coverage in the U.S. and worldwide to 2039-2041, with such applications related to (i) certain cardiovascular uses on the basis of the CHASE clinical trial results, (ii) certain uses related to the potential role of astaxanthin in the treatment of COVID-19, and (iii) the composition of matter of CDX-101.

The Company’s patents are summarized in the table below.

	United States	Foreign	Expiration

Issued Patents	14	15	2023-2028

Pending Patents	0	1	2023-2028

Pending Patents	3	1	2039-2041

Research and Development

Our research and development program is presently comprised of employees, consultants, including regulatory, scientific, and medical professionals, and third-party collaborators or contract organizations, including academic institutions, contract research organizations, and contract development and manufacturing organizations. Contract organizations provide us with access to significant research and development resources and infrastructure. We anticipate that our research and development will be primarily conducted by contract organizations with direction and oversight by our in-house research and development personnel.

In addition to conducting or overseeing research and development activities, our research and development personnel analyze and interpret other research on astaxanthin, as well as related compounds, competing products, applications, and industry trends. In the United States National Library of Medicine’s online repository, PubMed.gov, there are more than 2,000 peer-reviewed journal articles that reference astaxanthin in the title or abstract, over 500 of which were published in the last three years, with the vast majority published by organizations and researchers that are not affiliated with us. This type of “open-source” research has served to significantly advance the understanding of astaxanthin and related carotenoids, and has also presented our research and development personnel with the critical task of keeping up-to-date on all of the latest research and interpreting and integrating the findings with our research and that of others in order to serve as leading experts on the mechanism of action and biological applications of astaxanthin and related carotenoids.

Our research and development expenditures totaled $315,994 and $269,077 for the years ended December 31, 2019 and 2018, respectively. These expenditures primarily reflect the cost of product development activities, including clinical trials. The compensation of our research and development personnel are included as a component of salaries and wages in the consolidated statements of operations.

Manufacturing

We utilize contract manufacturers and/or other third-party suppliers for the production of our products. The raw materials and supplies required for the production of our products may be available, in some instances from one supplier, and in other instances, from multiple suppliers. In those cases where raw materials are only available through one supplier, such supplier may be either a sole source (the only recognized supply source available to us) or a single source (the only approved supply source for us among other sources). We, our contract manufacturers, and/or other third-party suppliers will adopt appropriate policies to attempt, to the extent feasible, to minimize our raw material supply risks, including maintenance of greater levels of raw materials inventory and implementation of multiple raw materials sourcing strategies, especially for critical raw materials. Although to date we have not experienced any significant delays in obtaining any raw materials from suppliers, we cannot provide assurance that we, our contract manufacturers, and/or other third-party suppliers will not face shortages from one or more suppliers in the future.

Competition

The industries in which we intend to compete are subject to intense competition. The primary competition for our pharmaceutical candidates are the numerous pharmaceutical and biotechnology companies developing or marketing anti-inflammatories and other drugs or therapeutics targeting chronic diseases driven by inflammation, including cardiovascular disease, metabolic disease, liver disease, arthritis, aging, and macular degeneration. Certain competitors for our pharmaceutical candidates include, but are not limited to, AbbVie, Acasti Pharma, Acucela, Alkeus Pharmaceuticals, Amarin, Amgen, Astellas, AstraZeneca, Bayer, Boehringer Ingelheim, Bristol-Myers Squibb, Eli Lilly, Gilead, GlaxoSmithKline, Johnson & Johnson, Matinas Biopharma, Merck, MT Pharma, Nestle/Pamlab, Novartis, Pfizer, Reata Pharmaceuticals, Regeneron Pharmaceuticals, Roche/Genentech, Sanofi-Aventis, Servier, and Takeda. The primary competition for our dietary supplements are the many companies developing or marketing astaxanthin dietary supplements and other supplements targeting inflammatory health, cardiovascular health, metabolic health, liver health, joint health, and longevity. We believe that our ability to compete will be based primarily on scientific superiority, availability of patent protection, protection of other intellectual property rights, access to adequate capital, ability to develop, acquire, and market products successfully, ability to obtain governmental approvals, and ability to serve the particular needs of customers.

Our success will depend in large part on our ability to obtain and maintain international and domestic patents, other intellectual property, and other legal protections for the proprietary technology that we consider important to our business. We intend to continue to seek appropriate patent protection for our products where applicable by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where applicable, claims for composition of matter, uses, manufacturing processes, and formulations. Our success will also depend on our ability, and the ability of our current and/or future strategic partners to maintain intellectual property rights related to proprietary production methods for products that we, or our partners, intend to market.

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

Customers

We sell ZanthoSyn® primarily through wholesale and e-commerce channels. We launched our e-commerce channel in 2016, and we began selling to GNC stores in 2017. ZanthoSyn® is currently available at over two thousand GNC corporate stores in the United States.

During the years ended December 31, 2019 and 2018, sales to GNC accounted for approximately 90% of our revenues. No other customer accounted for 10% or more of our revenues during these years.

We sell ZanthoSyn® to GNC under a purchasing agreement. The exclusivity provision under such agreement related to distribution of ZanthoSyn® by GNC in the “brick and mortar” retail channel in the United States expired on October 16, 2019. GNC remains our only distributor of ZanthoSyn® in such channel, but we may expand retail distribution to mass market retailers, other specialty nutrition stores, pharmacies, and other retailers. We also plan to increase our sales and marketing efforts through e-commerce.

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

We have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2019, we have accumulated a total deficit of $67,036,355.

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

We are highly dependent on our senior management and certain consultants or other advisors, and if we are not able to retain them or to recruit and retain additional qualified personnel, our business will suffer.

We are highly dependent upon our senior management and certain consultants or other advisors, including David G. Watumull, our President and Chief Executive Officer, David M. Watumull, our Chief Operating Officer, Paresh N. Soni, our Chief Clinical and Regulatory Strategist, Gilbert M. Rishton, our Chief Science Officer, Jon L. Ruckle, our Chief Medical Officer, Timothy J. King, our Vice President, Research, and John B. Russell, our Chief Financial Officer. The loss of services of David G. Watumull or any other member of our senior management could have a material adverse effect on our business, prospects, financial condition, and results of operations. We carry $1 million “key person” life insurance policies on David G. Watumull and David M. Watumull, but we do not carry similar insurance for any of our other senior executives.

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

While the FDA does not require clinical trials for dietary supplements, we have conducted and may continue to conduct clinical trials with our dietary supplements to promote scientific and consumer awareness. We also expect to conduct clinical trials with our pharmaceutical candidates. A failure of any clinical trial can occur at any stage of testing. The results of initial clinical testing may not necessarily indicate the results that will be obtained from later or more extensive testing. Additionally, any observations made with respect to blinded clinical data are inherently uncertain as we cannot know which set of data come from subjects treated with active versus placebo. Investors are cautioned not to rely on observations coming from blinded data and not to rely on initial clinical trial results as necessarily indicative of results that will be obtained in subsequent clinical trials or clinical practice.

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

Numerous factors could affect the timing, cost, or outcome of our development and commercialization efforts, including the following:

●	delays in filing or acceptance of IND applications for our pharmaceutical candidates;
●	difficulty in securing centers to conduct clinical trials;
●	conditions imposed on us by the FDA or other regulatory authorities that are applicable to our business regarding the scope or design of our clinical trials or the method or scope of our sales and marketing practices;
●	problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of studies;
●	difficulty in enrolling subjects in conformity with required protocols or projected timelines;
●	third-party contractors failing to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner;
●	our products having unexpected and different chemical and pharmacological properties in humans than in laboratory testing and interacting with human biological systems in unforeseen, ineffective or harmful ways;
●	the need to suspend or terminate clinical trials if the subjects are being exposed to unacceptable health risks;
●	insufficient or inadequate supply or quality of our products or other materials necessary to conduct our clinical trials;
●	our products not having the desired effects or having undesirable side effects or other unexpected characteristics;
●	the cost of our clinical trials being greater than we anticipate;
●	negative or inconclusive results from our clinical trials or the clinical trials of others for similar products or inability to generate statistically significant data confirming the efficacy or safety of the product being tested;
●	interim or preliminary results of our clinical trials may not be indicative of the final results for such clinical trials or other clinical trials;
●	interim or preliminary results of our clinical trials do not ensure that the final results such clinical trial or other clinical trials will be positive or statistically significant or clinically meaningful;
●	results of our clinical trials may not be replicated by other clinical trials;
●	changes in the FDA’s other applicable regulatory authorities’ requirements for testing during the course of testing;
●	reallocation of our limited financial and other resources to other programs; and
●	adverse results obtained by other companies developing similar products.

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

We have limited experience in managing communications with regulatory authorities, including filing IND applications, filing new drug applications, submitting promotional materials, and generally directing the regulatory processes in all territories.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, on October 12, 2017, President Trump issued another executive order requiring the Secretaries of the Departments of Health and Human Services (“HHS”), Labor, and the Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the Affordable Care Act, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the Department of Justice announced that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, President Trump signed tax reform legislation into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repeals the penalties associated with the individual mandate. Congress or the President of the United States may also consider subsequent legislation or executive action to replace or eliminate elements of the Affordable Care Act. We will continue to evaluate the effect that the Affordable Care Act and any future measures to modify, repeal or replace the Affordable Care Act have on our business. We are not able to provide any assurance that the continued healthcare reform debate will not result in legislation, regulation, or executive action by the President of the United States that is adverse to our business. We expect continued development in health care reform and cannot provide any assurance that any changes will not be adverse to us our products or strategies.

US trade policy could adversely affect our costs.

The future of U.S. trade policies is not certain and may have an effect on the global economy including our ability or our third-party manufacturers’ ability to source product or components from certain countries. The response to current U.S. trade policy by sovereign nations is dynamic and cannot be predicted by us. Other nations may reciprocate in trade tariffs or take other actions that could have an adverse effect on the U.S. economy in general and our ability or our third-party manufacturers’ ability to acquire raw materials or inventory at acceptable prices.

Orphan drug designation for our products may not confer marketing exclusivity or other expected benefits.

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

We are seeking orphan drug designation for certain products that we believe may qualify for orphan drug designation; however, there can be no assurance that we will request an orphan drug designation for any product, or if requested, that we will receive such orphan drug designation. If we are unable to secure orphan drug designation, our regulatory and commercial prospects may be negatively impacted. Even if we obtain orphan drug designation for a product, we may not be able to obtain marketing approval or maintain orphan drug exclusivity for that product. We may not be the first to obtain marketing approval of any product for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceuticals. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective, or makes a major contribution to patient care, or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation may not shorten the development time or regulatory review time of a drug or give the drug any advantage in the regulatory review or approval process, nor does it prevent competitors from obtaining approval of the same drug for indications other than those in which we have been granted orphan drug designation.

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

Market acceptance will depend upon numerous factors, many of which are not under our control, including:

●	the safety and efficacy of our products;
●	favorable regulatory approval and product labeling;
●	the availability, safety, efficacy, and ease of use of alternative products or treatments;
●	our ability to educate potential users on the advantages of our products;
●	the price of our products relative to alternative technologies;
●	the availability of third-party reimbursement; and
●	our distribution channels and any support by retailers.

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

Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer. We sell ZanthoSyn® to GNC under a purchasing agreement. The exclusivity provision under such agreement related to distribution of ZanthoSyn® by GNC in the “brick and mortar” retail channel in the United States expired on October 16, 2019. GNC remains our only distributor of ZanthoSyn® in such channel, but we may expand retail distribution to mass market retailers, other specialty nutrition stores, pharmacies, and other retailers. We cannot provide assurance that GNC will continue to sell ZanthoSyn® at the same levels, or at all.

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

If we fail to establish and maintain satisfactory relationships with third-party distributors, we may be unable to sell, market, and distribute our products, our future revenues and market share may not grow as anticipated, and we could be subject to unexpected costs which would harm our results of operations and financial condition. There is no assurance that our sales through retail stores will be on terms that are favorable to us or at all.

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

After giving effect to the Reverse Stock Split, the number of shares of our common stock outstanding, including the number of shares in the public float, was substantially reduced, which decreased the liquidity of our common stock and may increase the volatility of our common stock. Furthermore, the increase in the market price of our common stock as a result of the Reverse Stock Split has not increased our market value given the reduced number of shares outstanding.

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

Future sales of our common stock may cause significant dilution to our stockholders.

We intend to raise additional capital through the sale of our securities. If we raise additional funds by issuing shares of our common stock or securities convertible into our common stock, we will reduce the percentage ownership of our then existing stockholders. If the Proposed Public Offering is consummated, our then existing stockholders will be diluted significantly.

We have a substantial number of outstanding options, warrants, and other convertible securities, which may cause significant dilution to our stockholders.

We have a substantial number of outstanding options, warrants, and convertible notes, which may cause significant dilution to our stockholders upon exercise or conversion into shares of our common stock. These options, warrants, and convertible securities provide the right to purchase shares of our common stock at a price that may be less than the then prevailing market price per share of our common stock. In addition, certain of these securities include anti-dilution or repricing provisions that reduce the exercise or conversion price per share of our common stock if we issue shares of our common stock at a price that is lower than the then current exercise or conversion price.

The market price of our common stock may be volatile and may be affected by market conditions beyond our control, and you may not be able to sell our securities.

Companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance.

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

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

●	The significant downward pressure on our common stock price caused by the sale of a significant number of shares of our common stock or securities convertible into our common stock, or the issuance of shares of our common stock upon the exercise or conversion of outstanding options, warrants, or other convertible securities, could cause our common stock price to decline, thus allowing short sellers of our common stock an opportunity to take advantage of any decrease in the value of our common stock;
●	The presence and action of short sellers in our common stock;
●	market acceptance of our existing products, as well as products in development;
●	the timing of regulatory approvals;
●	our ability or the ability of third-party distributors to sell, market, and distribute our products;
●	our ability or the ability of our contract manufacturers to manufacture our products efficiently;
●	changes in our financial performance or a change in financial estimates or recommendations by securities analysts;
●	our ability to raise additional funds to complete development of our pharmaceutical product candidates;
●	announcements of innovations or new products or services by us or our competitors;
●	the emergence of new competitors or success of our existing competitors;
●	operating and market price performance of other companies that investors deem comparable;
●	sales or purchases of our common stock by insiders;
●	commencement of, or involvement in, litigation;
●	changes in governmental regulations; and
●	general economic conditions and slow or negative growth of related markets.

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

We could be subject to securities class action litigation following a market price decline of our common stock.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We may become subject to penny stock regulations and restrictions and if we are subject to such regulations and restrictions you may have difficulty selling shares of our common stock.

The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we will be subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, if our common stock becomes a “penny stock”, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

After giving effect to the Reverse Stock Split, the market price of our common stock increased to more than $5.00 per share and accordingly was no longer a “penny stock”. There can be no assurance that our common stock will continue to not be a “penny stock” because of its price or qualification for exemption from the Penny Stock Rule. In any event, even if our common stock remains exempt from the Penny Stock Rule, we remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted similar rules that may also limit a stockholder’s ability to buy and sell our common stock. FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for such customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock or preferred stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to common or preferred stockholders will therefore be limited to the appreciation of their stock.

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

We have outstanding securities that provide for recognition of derivative liabilities under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), which may reduce our stockholders’ equity balance.

We have outstanding securities that require us to recognize derivative liabilities under U.S. GAAP as described in the footnotes to our financial statements, including Note 2 and Note 9 to our financial statements for the year ended December 31, 2019. The amount of such derivative liability is determined as of each reporting date and was $827,314 as of December 31, 2019. Because we estimate the fair value of the conversion feature for outstanding securities as a derivative financial instrument at issuance and at each subsequent reporting date using the Black-Scholes valuation model, the amount of the derivative liability may increase during future reporting periods based on the components of such valuation model, which we do not control, and the amount of such derivative liability may be material in future periods. An increase in the derivative liability results in a decrease of our stockholders’ equity. Any such decrease in our stockholders’ equity may adversely impact our ability to satisfy the stockholders’ equity listing requirement for the Nasdaq Capital Market in connection with the Proposed Public Offering.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may adversely affect our business.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may adversely affect, among other things, our employees, service providers, vendors, suppliers, partners, operations, results of operations, financial condition, and/or market price, which could materially adversely affect our business.

Pandemics including COVID-19 may adversely affect our business.

The recent unprecedented events related to COVID-19, the disease caused by the novel coronavirus (SARS-CoV-2), have had significant health, economic, and market impacts and may have short-term and long-term adverse effects on our business, financial condition, and results of operations that we cannot predict as the global pandemic continues to evolve. The extent and effectiveness of responses by governments and other organizations also cannot be predicted.

We need additional capital to fund our operations and pay our current and future obligations; however, our ability to access the capital markets or otherwise raise such capital is unknown during the COVID-19 pandemic and there can be no assurance that we will be able to obtain sufficient amounts of capital as and when needed. The Proposed Public Offering may be delayed or terminated because of the impacts to the capital markets arising from or related to the COVID-19 pandemic. Any such limitation on available financing would adversely affect our business. Further, the U.S. federal government has responded to the COVID-19 pandemic with economic stimulus programs, but we cannot provide any assurance if these or any other governmental responses or actions will provide any intended economic benefits to us or will improve our access to additional capital in the public or private markets.

Sales of our physician recommended astaxanthin dietary supplement, ZanthoSyn®, especially in the brick-and-mortar retail channel, are uncertain and may decrease as persons stay home in accordance with governmental orders related to COVID-19. ZanthoSyn® is a discretionary consumer healthcare purchase, and as such, our sales may be reduced as consumers focus their cash resources on non-discretionary purchases during the pandemic.

We recently suspended recruitment of new subjects and study visits for existing subjects in the CHASE clinical trial due to the COVID-19 pandemic and the related governmental “stay-at-home” orders. We expect to resume clinical trial operations when permissible and safe to proceed, but we cannot predict the extent of the impact that the pandemic will have on the trial.

Supply or manufacture of ZanthoSyn® or any of our other products or product candidates could be disrupted or delayed as a result of impacts to the global supply chain or to the facilities or personnel of our third-party suppliers or manufacturers arising from or related to the COVID-19 pandemic.

We cannot provide any assurance related to the potential role of astaxanthin as a pharmaceutical in the treatment of COVID-19 or of astaxanthin as a supplement to support immune health or that the white paper we released as described under “Astaxanthin and COVID-19” in this report will be accepted by the scientific community. There are numerous candidates, including vaccines, anti-virals, and anti-inflammatories, being developed or tested for COVID-19 and SARS-CoV-2 by pharmaceutical and biotechnology companies as well as governmental, academic, and other organizations. There can be no assurance that any third-party will pursue a collaboration, joint venture, or other transaction with us to further develop astaxanthin for COVID-19 or immune health, or that astaxanthin will demonstrate any benefits related to COVID-19 or immune health, or that any such potential benefits will lead to any financial or other benefit to us.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EQUITY Securities.

Market Information

Our shares of common stock are quoted on the OTCQB under the symbol “CDXI.” The high and low trading prices for our shares of common stock for each full quarterly period within the two most recent fiscal years are set forth in the table below and have been adjusted for the effect of the Reverse Stock Split, which combined every 200 shares into 1 share as of January 15, 2020:

Quarter Ended	High	Low

March 31, 2018	$88.00	$26.00
June 30, 2018	$68.00	$40.00
September 30, 2018	$48.00	$34.00
December 31, 2018	$44.00	$34.44

March 31, 2019	$44.00	$34.00
June 30, 2019	$40.00	$14.40
September 30, 2019	$29.00	$12.82
December 31, 2019	$50.00	$6.40

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Holders

As of March 30, 2020, there were approximately 475 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted, and our stockholders approved, the Cardax, Inc. 2014 Equity Compensation Plan, as amended (the “2014 Plan”), effective as of February 7, 2014. Under such plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisors, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 279,101 shares of our common stock are presently reserved for issuance under the 2014 Plan (the “Plan Shares”). On December 4, 2018, our stockholders and our Board of Directors authorized the annual increase of the Plan Shares on January 1st of each year, at the discretion of our Board of Directors, by up to such number of shares that is equal to four percent (4%) of the shares of our common stock issued and outstanding as of December 31st of the previous calendar year; accordingly, effective as of January 1, 2020, the Plan Shares were increased by 27,000 shares. Options for the purchase of 226,937 shares of our common stock have been granted, options for the purchase of 5,083 shares of our common stock have been exercised, and options for the purchase of 19,608 shares of our common stock have been forfeited; options for the purchase of 202,246 shares of our common stock are outstanding as of the date of this report. In addition, an aggregate of 32,581 shares of our common stock have been granted under the 2014 Plan. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisors, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

Equity Compensation Plan Information

The following table summarizes information as of the date of this report about our outstanding stock options and shares of our common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	202,246	$80.14	39,191
Equity compensation plans not approved by security holders	-	-	-
Total	202,246	$80.14	39,191

Penny Stock Regulations

The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we will be subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, if our common stock becomes a “penny stock”, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

After giving effect to the Reverse Stock Split, the market price of our common stock increased to more than $5.00 per share and accordingly was no longer a “penny stock”. There can be no assurance that our common stock will continue to not be a “penny stock” because of its price or qualification for exemption from the Penny Stock Rule. In any event, even if our common stock remains exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

In addition to the “penny stock” rules described above, the FINRA has adopted similar rules that may also limit a stockholder’s ability to buy and sell our common stock. FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for such customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability of our stockholders to sell their shares and have an adverse effect on the market for our shares.

Recent Sales of Unregistered Securities

We issued shares of our common stock or securities convertible into common stock in the following transactions and used the net proceeds for our general working capital and to fund our research, development, and clinical programs.

The securities were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Convertible Notes

We entered into convertible notes payable with lenders as set forth in the table below. Each of these notes and accrued interest thereon may convert into shares of our common stock at the conversion price set forth in the table below. Certain of these notes were issued with detachable five-year warrants to purchase shares of our common stock as set forth in the table below.

Issuance Date	Principal Amount		Original Issue Discount	Gross Proceeds	Interest Rate		Maturity Date		Note Conversion Price Per Share		Number of Shares Underlying Warrants		Warrant Exercise Price Per Share
April 18, 2019	$150,000	(1)	$-	$150,000	10%	(1,2)	March 17, 2020	(5)	$-	(1)	2,500		$6.25	(5)
July 19, 2019	815,217		65,217	750,000	8%	(3)	June 30, 2020	(6)	4.27	(9,10)	7,500		4.27	(15)
September 4, 2019	108,696		8,696	100,000	8%	(3)	June 30, 2020	(6,7)	24.00	(11)	1,000		24.00
September 25, 2019	54,348		4,348	50,000	8%	(3)	June 30, 2020	(6,7)	24.00	(11)	500		24.00
October 3, 2019	27,174		2,174	25,000	8%	(3)	June 30, 2020	(6,7)	24.00	(11)	250		24.00
October 10, 2019	27,174		2,174	25,000	8%	(3)	June 30, 2020	(6,7)	24.00	(11)	250		24.00
October 16, 2019	217,391		17,391	200,000	8%	(3)	June 30, 2020	(6)	4.27	(9,10)	2,000		4.27	(15)
October 23, 2019	108,696		8,696	100,000	8%	(3)	June 30, 2020	(6,7)	24.00	(11)	1,250 1,250		30.00 40.00
October 29, 2019	27,174		2,174	25,000	8%	(3)	June 30, 2020	(6,7)	24.00	(11)	250		24.00
November 8, 2019	16,304		1,304	15,000	8%	(3)	June 30, 2020	(6,7)	14.00	(11)	150		14.00
November 15, 2019	100,000		-	100,000	14%	(3)	June 30, 2020	(6,7)	20.00	(11)	-	(12)	-
January 6, 2020	10,870		870	10,000	8%	(3)	June 30, 2020	(6,7)	10.00	(11)	100		10.00
January 21, 2020	262,500		12,500	250,000	10%	(2,4)	June 30, 2020	(8)	4.27	(11)	-	(12,13)	-
February 25, 2020	52,632		2,632	50,000	8%	(3)	June 30, 2020	(6,7)	7.50	(10)	500		7.50
March 16, 2020	250,000		20,000	230,000	10%	(2)	September 16, 2020	(6)	4.50	(9,11)	-	(12,14)	-
March 16, 2020	250,000		20,000	230,000	10%	(2)	September 16, 2020	(6)	4.50	(9,11)	-	(12,14)	-
Total	$2,478,176		$168,176	$2,310,000	8-14%		2020		$4.27-24.00		17,500		$4.27-40.00

(1)	This note was fully repaid as of March 17, 2020.
(2)	Accrued interest on this note is payable upon maturity.
(3)	Accrued interest on this note is payable monthly in cash.
(4)	One-time fixed interest charge equal to ten percent (10%).
(5)	The maturity date of this note was extended from December 31, 2019 to March 31, 2020 pursuant to an agreement between the holder and us, under which we also agreed to make payments of accrued interest and principal, together with a prepayment penalty equal to twenty percent (20%) of the principal payment, in an aggregate amount of not less than $15,000 per month beginning February 1, 2020 until this note was repaid in full. On March 17, 2020, we fully repaid the remaining principal and interest due under this note, together with a reduced prepayment penalty equal to approximately ten percent (10%) of the principal payment, for an aggregate payment amount of $150,000, pursuant to an agreement between the holder and us, under which we also agreed to adjust the exercise price of the warrant issued in connection with this note to $6.25 per share.
(6)	Prepayment of this note is not subject to a prepayment penalty or premium.
(7)	If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months.
(8)	Prepayment of this note is subject to a prepayment penalty or premium of fifteen percent (15%) for prepayments on or prior to March 31, 2020, twenty-five percent (25%) for prepayments on or prior to May 15, 2020, or thirty percent (30%) prior to June 30, 2020
(9)	The conversion price of this note is subject to adjustment upon the issuance of our common stock or securities convertible into our common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances.
(10)	This note and accrued interest thereon may convert into shares of our common stock any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a twenty-five percent (25%) discount to the offering price.
(11)	This note and accrued interest thereon may convert into shares of our common stock any time at the holder’s option.
(12)	No warrant was issued in connection with this note.
(13)	5,855 shares of our common stock were issued in connection with the purchase of this note.
(14)	5,000 shares of our common stock were issued as a commitment fee in connection with the purchase of this note. In addition, 27,777 shares of our common stock were issued in connection with the purchase of this note; provided, however, such shares must be returned to us if this note is fully repaid within six (6) months following the issuance date.
(15)	The exercise price of this warrant shall be adjusted in accordance with any adjustment to the conversion price of this note.

2019 Unit Issuances

On February 22, 2019, we sold to a current stockholder of the Company 334 units of our securities for an aggregate purchase price of $20,000. Each unit consisted of (i) two shares of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at $40.00. No placement agent or broker dealer was used or participated in any offering or sale of such units.

On March 29, 2019, we sold to a current stockholder of the Company 417 units of our securities for an aggregate purchase price of $25,000. Each unit consisted of (i) two shares of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at $40.00. No placement agent or broker dealer was used or participated in any offering or sale of such units.

On April 3, 2019, we sold to a current stockholder of the Company 1,667 units of our securities for an aggregate purchase price of $100,000. Each unit consisted of (i) two shares of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at $40.00. No placement agent or broker dealer was used or participated in any offering or sale of such units.

On April 9, 2019, we sold to a current stockholder of the Company 1,667 units of our securities for an aggregate purchase price of $100,000. Each unit consisted of (i) two shares of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at $40.00. No placement agent or broker dealer was used or participated in any offering or sale of such units.

Stock Option Exercise

On April 16, 2018, we issued 386 shares of our common stock in connection with the cashless exercise of stock options for 500 shares of our common stock at $12.00 per share with 114 shares of our common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

On May 2, 2018, we issued 400 shares of our common stock in connection with the cashless exercise of stock options for 500 shares of our common stock at $12.00 per share with 100 shares of our common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Stock Based Compensation

During the year ended December 31, 2018, we issued 6,725 shares of our common stock to our independent directors for compensation and 563 shares of our common stock to service providers for compensation.

During the year ended December 31, 2019, we issued 11,054 shares of our common stock to our independent directors for compensation and 750 shares of our common stock to service providers for compensation.

On July 27, 2018, we issued warrants to purchase 1,579 shares of our common stock at an exercise price of $42.00 per share until July 27, 2023 to placement agents for compensation.

The following table sets forth options to purchase shares of our common stock we issued recently to employees, directors, and service providers for compensation.

Issuance Date	Number of Shares Underlying Options	Option Exercise Price Per Share	Option Expiration Date	Option Vesting
January 1, 2018	2,500	$32.00	January 1, 2028	(1)
January 1, 2018	1,668	$32.00	January 1, 2023	(2)
June 1, 2018	5,000	$48.00	June 1, 2028	(3)
November 14, 2018	5,000	$42.00	November 14, 2028	(4)

(1)	One-fourth of the shares vest one year from issuance and one forty-eighth of the shares vest monthly thereafter.
(2)	The shares are fully vested.
(3)	The shares vest monthly over two years.
(4)	One-half of the shares vest monthly over four years and the remaining shares vest upon certain milestones.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2019, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6. Selected Financial Data.

We are a “smaller reporting company,” and, accordingly, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table reflects our operating results for the years ended December 31, 2019 and 2018:

Operating Summary	Year ended December 31, 2019	Year ended December 31, 2018	Change
Revenues, net	$710,949	$1,510,875	$(799,926)
Cost of Goods Sold	(345,393)	(699,852)	354,459
Gross Profit	365,556	811,023	(445,467)
Operating Expenses	(4,442,659)	(4,833,518)	390,859
Net Operating Loss	(4,077,103)	(4,022,495)	(54,608)
Other Expenses, net	(1,015,934)	(1,727)	(1,014,207)
Net Loss	$(5,093,037)	$(4,024,222)	$(1,068,815)

Operating Summary

Our revenues presently derive from the sale of ZanthoSyn® primarily through wholesale and, to a lesser extent, e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is currently available at over two thousand GNC corporate stores in the United States. As a result, revenues were $710,949 and $1,510,875 for the years ended December 31, 2019 and 2018, respectively. The decrease in revenues for the year ended December 31, 2019 was primarily attributed to decreased replenishment orders by GNC during the current period compared to the previous year. Costs of goods sold were $345,393 and $699,852 for the years ended December 31, 2019 and 2018, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $365,556 and $811,023 for the years ended December 31, 2019 and 2018, which represented gross profit margins of 51% and 54%, respectively.

Operating expenses were $4,442,659 and $4,833,518 for the years ended December 31, 2019 and 2018, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered into with each employee or service provider. Included in operating expenses were $708,588 and $650,271 in stock-based compensation for the years ended December 31, 2019 and 2018, respectively.

Other expenses, net, were $1,015,934 and $1,727 for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, other expenses, net, primarily consisted of interest expense of $623,415, change in the fair value of derivative liabilities of $356,314, and loss on the abandonment of patents of $36,205. For the year ended December 31, 2018, other expense primarily consisted of interest expense of $4,227, which was offset by interest and other income of $2,500.

Assets and Liabilities

Assets were $2,018,922 and $2,458,898 as of December 31, 2019 and 2018, respectively. The decrease was primarily due to decreases in cash and inventory. At December 31, 2019 and 2018, cash totaled $19,303 and $243,753, respectively. Negative working capital was $6,547,114 and $3,877,290 as of December 31, 2019 and 2018, respectively, and was primarily due to accrued payroll and paid time off of $3,687,376 and $3,428,011, accrued Board of Director fees and related consultation of $418,546, accounts payable of $1,544,402 and $1,996,097, and the aggregate current liability related to notes payable, convertible notes payable, and derivative liability on convertible notes payable, of $2,412,324 and $0, less current assets of $1,586,061 and $2,024,364, respectively. The issuance of convertible notes resulted in a derivative liability of $827,314 as of December 31, 2019.

The accrual of payroll and Board of Director fees and related consultation, which primarily occurred from January 2008 to December 2013 and during the quarter ended December 31, 2019, was due to significant capital constraints, and was selected in favor of layoffs or furloughs in order to maximize employee and director retention. In 2013 and 2014, the Company initiated repayment on these accrued amounts, utilizing approximately 5% to 10% of proceeds from various financings and plans to continue a structured repayment of the outstanding amounts over time as resources permit.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities. We expect to continue to operate with a net loss until we are able to develop and commercialize our pharmaceutical product candidates. During the years ended December 31, 2019 and 2018, we used cash in operating activities of $3,522,837 and $3,200,528, respectively, and incurred net losses of $5,093,037 and $4,024,222, respectively.

As of December 31, 2019, we had a U.S. federal income tax net operating loss (“NOL”) carryforward of approximately $41 million. These NOLs may be available to offset our future taxable income to the extent permitted under the Internal Revenue Code (the “IRC”). Under IRC Section 382, the use of NOL carryforwards, capital loss carryforwards, and other tax credit carryforwards may be significantly limited if a change in ownership of a company occurs. A change in ownership under IRC Section 382 is defined, generally, as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of a company’s common stock over a three-year rolling period. If we were to have a change of ownership within the meaning of IRC Section 382, then under certain conditions, our annual federal NOL utilization could be limited to an amount equal to our market capitalization (valued at the time of the ownership change) multiplied by the federal long-term tax exempt rate.

Our existing liquidity is not sufficient to fund our operations, including payroll, anticipated capital expenditures, working capital, and other financing requirements for the foreseeable future. We may require more financing than anticipated, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in the cost of manufacturing, research and development, or sales and marketing activities, or increases in our expense levels resulting from being a publicly-traded company.

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

We will incur ongoing recurring expenses associated with professional fees for accounting, legal, and other expenses for annual reports, quarterly reports, proxy statements, and other filings under the Exchange Act. We estimate that these costs will likely be in excess of $250,000 per year. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

We require additional financing in order to continue to fund our operations and to pay existing and future liabilities and other obligations.

During the years ended December 31, 2019 and 2018, we raised financing of $3,360,000 and $1,244,037, respectively. During the year ended December 31, 2019, our financing was through the issuance of $245,000 in common stock, $1,575,000 in notes payable to related parties, $1,050,000 in convertible notes payable to related parties, and $490,000 in convertible notes payable. In accordance with U.S. GAAP, derivative liabilities of $827,314 were recognized in connection with convertible notes outstanding as of December 31, 2019; however, these are non-cash amounts and do not directly impact our liquidity or capital needs.

We filed a registration statement on Form S-1 on August 14, 2019, as amended September 27, 2019 and November 22, 2019, for a proposed $15 million public offering of our common stock and warrants and the listing of our common stock and such warrants on the Nasdaq Capital Market (the “Proposed Public Offering”). We intend to use the proceeds from the Proposed Public Offering primarily to fund pharmaceutical development and our operations. After giving effect to the net proceeds that we would receive from the Proposed Public Offering, if closed, we expect to have sufficient cash resources to support our expected operations for at least one year. Notwithstanding the uncertain market conditions related to COVID-19, we plan to continue to take actions to consummate the Proposed Public Offering. We cannot give any assurance that the Proposed Public Offering will be consummated on acceptable terms, or at all. In addition, prior to any closing of the Proposed Public Offering, we will need to obtain additional financing, which may not be available on acceptable terms and conditions, or at all.

As of the date hereof, we have outstanding promissory notes (including notes payable, convertible notes payable, and secured convertible notes payable) that are (i) due June 30, 2020 in the aggregate principal amount of $2,403,176, (ii) due September 16, 2020 in the aggregate principal amount of $500,000, and (iii) due January 11, 2022 in the aggregate principal amount of $1,000,000. Certain promissory notes due June 30, 2020 in the aggregate principal amount of (i) $1,085,240 may convert into shares of our common stock any time at the holder’s option or automatically upon a qualified financing of at least $5 million, (ii) $742,936 may convert into shares of our common stock any time at the holder’s option, and (iii) $575,000 do not have a conversion feature. In addition, repayment of certain promissory notes due June 30, 2020 in the aggregate principal amount of $533,068 can be amortized over thirty-six (36) months if not repaid or converted in full on or prior to the maturity date; and repayment of a certain promissory note due June 30, 2020 in the aggregate principal amount of $262,500 is secured by our finished goods inventory and a personal guaranty of our Chief Executive Officer. Promissory notes due September 16, 2020 in the aggregate principal amount of $500,000 may convert into shares of our common stock any time at the holder’s option. Our ability to repay any and all of these notes as they become due if not otherwise repaid or converted on or prior to the maturity dates described above is uncertain and will be based on our ability to raise additional capital, generate additional revenues, and/or modify the terms of such debt instruments to the extent necessary.

We need additional capital to fund our operations and pay our current and future obligations, including without limitation our outstanding promissory notes; however, our ability to access the capital markets or otherwise raise such capital is unknown during the COVID-19 pandemic and there can be no assurance that we will be able to obtain sufficient amounts of capital as and when needed. Any additional financing in one or more transactions through the private placement of our common stock, warrants to purchase our common stock, debt, and/or convertible securities prior to any closing of the Proposed Public Offering or as an alternative thereto may not be available to us on acceptable terms and conditions, or at all.

Any inability to obtain additional financing will materially and adversely affect us, including requiring us to significantly curtail or cease business operations altogether. We cannot give any assurance that we will in the future be able to achieve a level of profitability from the sale of existing or future products or otherwise to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Year ended December 31, 2019	Year ended December 31, 2018
Net Cash from Operating Activities	$(3,522,837)	$(3,200,528)
Net Cash from Investing Activities	(61,613)	(36,593)
Net Cash from Financing Activities	3,360,000	1,244,037
Net Cash (Decrease) Increase	(224,450)	(1,993,084)
Cash at Beginning of Year	243,753	2,236,837
Cash at End of Year	$19,303	$243,753

Cash Flows from Operating Activities

During the years ended December 31, 2019 and 2018, our operating activities primarily consisted of receipts and receivables from sales, payments or accruals for employees, directors, and consultants for services related to research and development, sales and marketing, and administration, and deposits for future inventory.

Cash Flows from Investing Activities

During the years ended December 31, 2019 and 2018, our investing activities were primarily related to expenditures on patents.

Cash Flows from Financing Activities

During the years ended December 31, 2019 and 2018, our financing activities consisted of transactions in which we raised proceeds through the issuance of our common stock and convertible and other notes payable.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the FASB’s Concepts Statement, including the consideration of costs and benefits. The guidance in ASU No. 2018-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update require that an entity apply the guidance in Topic 718 to measure and classify share-based payment awards granted to a customer. The amount recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. The guidance in ASU No. 2019-08 is effective fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In December 2019, the FASB Issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
George W. Bickerstaff, III	64	Chairman of the Board of Directors
David G. Watumull	70	President, Chief Executive Officer, and Director
Terence A. Kelly, Ph.D.	58	Director
Michele Galen	63	Director
Makarand Jawadekar, Ph.D.	69	Director
Elona Kogan	50	Director
David M. Watumull	38	Chief Operating Officer
John B. Russell	47	Chief Financial Officer and Treasurer

Biographies of Directors and Executive Officers

George W. Bickerstaff, III has served as a Director since June 16, 2014. Mr. Bickerstaff is currently a partner and the managing director of M.M. Dillon & Co., a healthcare and technology investment bank that he co-founded. Previously, he served as Chief Financial Officer of Novartis Pharma AG from 2000 to 2005, held senior financial positions at IMS Health from 1989 to 1997 and held financial positions with Dun & Bradstreet and General Electric. Mr. Bickerstaff currently serves as a member of the boards of directors of the following public companies: Axovant Sciences Ltd., CareDx, Inc. and Innoviva, Inc. He also previously served on the board of directors of ARIAD Pharmaceuticals, Inc. and Inovio Pharmaceuticals, Inc. Mr. Bickerstaff received his B.S. in Engineering and his B.A. in Business Administration from Rutgers University. We believe that Mr. Bickerstaff’s experience in the pharmaceutical and biopharmaceutical industries and board leadership qualify him to serve on our Board of Directors.

David G. Watumull has served as our Chief Executive Officer, President, and Director since February 7, 2014. Mr. Watumull has served as the Chief Executive Officer, President, and Director of Cardax Pharma, Inc. since its inception in May 2013. Mr. Watumull also served as the Chief Executive Officer, President, and Director of Cardax Pharmaceuticals, Inc. from its inception in March 2006 until it merged with us in December 2015. Mr. Watumull is a co-founder of Cardax Pharmaceuticals, Inc. and has over 20 years of experience as a biotechnology industry executive. From 2001 to 2006, Mr. Watumull served as President, Chief Executive Officer, and Director of Hawaii Biotech, Inc. Mr. Watumull was Executive Vice President of Aquasearch, Inc., a public astaxanthin consumer health company, from 1998 to 2000. From 1997 to 1998 he headed his own biotech research firm, Watumull & Co. From 1994 to 1997 he was a biotech research analyst, money manager, and investment banker at First Honolulu Securities. From 1992 to 1994 he led his own money management firm, Biovest, Inc. Prior to that, from 1982 to 1992, Mr. Watumull worked at Paine Webber in various capacities, including as a biotech money manager and investment executive. Mr. Watumull studied mathematics at Claremont Men’s College (now Claremont McKenna College). Mr. Watumull’s extensive background in the biotechnology industry, his operational acumen, and his position of leadership since the founding of our business uniquely qualifies him to serve as a member of our Board of Directors.

Terence A. Kelly, Ph.D. has served as a Director since June 16, 2014. Dr. Kelly has over 25 years of experience as a scientist and executive in the pharmaceutical industry starting as a medicinal chemist in 1990. Dr. Kelly has been the President and Chief Executive Officer of Perception Neuroscience Holdings, Inc. since November 2019. Dr. Kelly also acts as a consultant to the biotech industry through his company, Kelly Pharma Research Consulting, LLC. From 2011 to 2017, Dr. Kelly was the President and Chief Executive Officer of CoMentis, Inc. From 1990 to 2009, Dr. Kelly served in various scientific and executive positions at Boehringer Ingelheim, where after a successful early scientific career, he was promoted to Vice President of its U.S.-based medicinal chemistry department, which included 145 scientists in the high throughput screening, computational chemistry, structural biology, combinatorial chemistry and medicinal chemistry groups. Dr. Kelly holds a B.S. degree in Chemistry from Rensselaer Polytechnic Institute (1982) and a Ph.D. degree in Chemistry from the University of Texas at Austin (1988). He completed postdoctoral work in natural products synthesis at Yale University (1988-1990) and holds an M.B.A. from New York University, Stern School of Business (1998). Dr. Kelly is the co-author of over 25 scientific publications and served on the College of Natural Sciences Advisory Council for the University of Texas. Dr. Kelly’s scientific training and his track record of delivering high quality compounds into advanced clinical studies provide valuable skills and knowledge to our Board of Directors.

Michele Galen has served as a Director since January 4, 2017. Ms. Galen serves as a strategic advisor and board member across pharmaceuticals, biotechnology, health start-ups and global health, drawing on her broad experience in global business, communications, law and journalism. From June 2016 to present, Ms. Galen has led an independent consultancy, Michele Galen LLC. From April 2015 to June 2016, Ms. Galen served as Global Head, Communications and Public Affairs, for Shire plc, a biotechnology company, where she served as the lead communications and public affairs advisor on the successful $32 billion acquisition and integration of Baxalta. From February 2015 to March 2015, Ms. Galen led an independent consultancy, Michele Galen LLC. From May 2014 to January 2015, Ms. Galen served as a senior advisor to Novartis AG. From February 2012 to May 2014, Ms. Galen led Global Communications for Novartis AG, based in Basel, Switzerland. From February 2010 to February 2012, Ms. Galen served as Vice President and Global Head of Communications & Patient Advocacy for Novartis Pharma AG. From October 2003 to February 2010, Ms. Galen served as Vice President and Global Head, Oncology Affairs for Novartis Pharma AG. From February 2001 to October 2003, Ms. Galen served as Vice President, Corporate Communications for Novartis Pharmaceuticals Corporation. Earlier in her career, Ms. Galen was a Managing Director in the global public relations firm Burson-Marsteller. There, she co-founded the Organizational Change Communications practice. She is an award-winning journalist, and worked as Legal Editor and Social Issues Editor at Business Week magazine. Ms. Galen is a member of the New York State Bar and practiced law at Stroock, Stroock & Lavan LLP, and Skadden, Arps, Slate, Meagher & Flom LLP. Ms. Galen currently serves on the boards of Symphony Space and IYNAUS US. She formerly served on the advisory board of MK&A, Global Oncology, Stupid Cancer, and the Global Health Council. Ms. Galen received a B.A. from George Washington University, M.S. from the Columbia University Graduate School of Journalism, and J.D. from New York University School of Law. She also received a certification in executive coaching from Columbia University. Ms. Galen’s broad pharmaceutical, biotechnology, and healthcare background provide valuable skills and knowledge to our Board of Directors.

Makarand Jawadekar, Ph.D. has served as a Director since June 1, 2018. Dr. Jawadekar is a pharmaceutical executive with over 35 years of experience focused on research and development. From October 2017 to present, Dr. Jawadekar has served as Director and Chief Science Officer of Preveceutical Medical Inc., a Canadian pharmaceutical research and development company. Dr. Jawadekar also serves as a strategic advisor to pharmaceutical and biotechnology companies through his independent consultancy, Melinda Consulting, LLC, which he founded in 2010. From 1982 to 2010, Dr. Jawadekar held various technical, management, and business development positions at Pfizer, Inc., including Director, Portfolio Management & Analytics, and Vice President, Asia Colleague Resource Group, for Pfizer Global R&D. Dr. Jawadekar received his B.Pharm. from Shivaji University (1972), M.Pharm. from the University of Bombay (1974), and Ph.D. in Pharmaceutics from the University of Minnesota (1982). Dr. Jawadekar’s academic and professional background in pharmaceuticals provides valuable knowledge and experience to our Board of Directors.

Elona Kogan has served as a Director since June 1, 2018. Ms. Kogan is a biotechnology executive with over 20 years of experience focused on building fast growing publicly traded companies in regulated industries. Ms. Kogan currently serves as the General Counsel & Corporate Secretary of Selecta Biosciences, a clinical stage biopharmaceutical company. Previously, Ms. Kogan served as the General Counsel & Senior Vice President of Government Relations for ARIAD Pharmaceuticals, Inc., a Cambridge, Massachusetts based biotechnology company, from July 2016 through May 2017. Prior to joining ARIAD, Ms. Kogan served as the Vice President of Legal Affairs, and subsequently head of Government Relations, for Avanir Pharmaceuticals, Inc., a California based biotechnology company, during the period of May 2011 through September 2015. Prior roles included positions at King Pharmaceuticals, Inc., Bristol-Meyers Squibb, and Bergen Brunswig Corporation. Ms. Kogan is a graduate of the Southwestern Law School SCALE Program. Ms. Kogan graduated cum laude from Columbia University, Barnard College, with a B.A. degree in Economics. Ms. Kogan’s professional experience working with publicly traded companies in the biotechnology and healthcare arena provides valuable skills and experience to our Board of Directors.

David M. Watumull has served as our Chief Operating Officer since August 2017 and previously as our Vice President, Operations from February 7, 2014 to August 2017. Mr. Watumull has also served as our Secretary since March 30, 2020 and previously as our Assistant Secretary since February 7, 2014. Mr. Watumull has also served as our Assistant Treasurer since February 7, 2014. Mr. Watumull has served as the Chief Operating Officer of Cardax Pharma, Inc. since December 2017 and previously as Vice President, Operations of Cardax Pharma, Inc. from its inception in May 2013 to December 2017. Mr. Watumull has also served as Assistant Treasurer and Assistant Secretary of Cardax Pharma, Inc. since July 2013 and previously as Secretary and Treasurer of Cardax Pharma, Inc. from May 2013 to July 2013. Mr. Watumull also served as Vice President, Operations, Assistant Treasurer, and Assistant Secretary of Cardax Pharmaceuticals, Inc. from July 2013 until it merged with us in December 2015, and previously as Director, Operations and Finance from 2009 to 2013, Operations Manager from 2008 to 2009, and Program Manager from its inception in 2006 to 2009. Mr. Watumull oversees all operations with responsibility for product development and manufacturing, regulatory compliance, sales and marketing, finance, and administration. Mr. Watumull was previously Program Manager at Hawaii Biotech, Inc. from 2005 to 2006, Project Coordinator from 2004 to 2005, and Information Technology Associate / Manager from 2002 to 2004. Mr. Watumull also worked at Aquasearch, Inc., from 2000 to 2001 in various capacities including Medical Information Specialist and Information Technology Associate. Mr. Watumull studied Electrical Engineering at the University of Hawaii.

John B. Russell, CPA has served as our Chief Financial Officer and Treasurer since February 7, 2014. Mr. Russell has served as the Chief Financial Officer and Treasurer of Cardax Pharma, Inc. since July 2013. Mr. Russell also served as the Chief Financial Officer and Treasurer of Cardax Pharmaceuticals, Inc. from July 2013 until it merged with us in December 2015. Mr. Russell is the founder of JBR Business Solutions, LLC and has served as its President since 2010. Mr. Russell has over 20 years of accounting, finance, operations, and SEC reporting experience in biopharmaceutical and high-tech industries. From 2010 to the present, he has served as Chief Financial Officer for various privately-held start-up companies. Mr. Russell was in charge of the Business Advisory Services for the Grant Thornton Honolulu office from 2006 to 2010. From 2005 to 2006, Mr. Russell worked at a consulting company as the Operations Consulting - Financial Management lead, advising Cisco Systems, Inc. Mr. Russell was the General Accounting Manager of the publicly traded company Scios Inc. from 2003 to 2005, where he was in charge of SEC reporting and internal controls. Mr. Russell was the Controller for several portfolio companies in the venture capital firm, Raza Foundries, Inc., from 2001 to 2002, and the General Accounting Manager for inSilicon Corporation, a public company, from 2000 to 2001. Previous to that, Mr. Russell was an auditor at PricewaterhouseCoopers LLP from 1995 to 2000. Mr. Russell is a licensed CPA in Hawaii and has a B.A. in Economics/Accounting from Claremont McKenna College.

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

Scientific Advisory Board and Key Scientific Personnel

We have assembled a Scientific Advisory Board (“SAB”) and key scientific personnel with expertise in science and medicine with significant experience in pharmaceutical development applicable to our strategy. The members of our SAB and key scientific personnel have made significant scientific contributions in their individual fields, have published in top-tier journals, and have been recognized with numerous awards and distinctions. Our SAB meets on an as-needed basis, based on our need for advice in their respective fields of expertise from time to time. The members of our Scientific Advisory Board and our key scientific personnel are:

Name	Affiliation, Position
Deepak L. Bhatt, M.D., M.P.H.

Cardax, Chairman of Scientific Advisory Board

Harvard Medical School affiliated Brigham and Women’s Hospital, Executive Director of Interventional Cardiovascular Programs

Harvard Medical School, Professor

Paresh N. Soni, M.D., Ph.D.	Cardax, Chief Clinical and Regulatory Strategist Cardax, Member of Scientific Advisory Board
R. Preston Mason, Ph.D.	Cardax, Member of Scientific Advisory Board Harvard Medical School-affiliated Brigham and Women’s Hospital, Department of Medicine, Division of Cardiology, Faculty
Gilbert M. Rishton, Ph.D.	Cardax, Chief Science Officer
Jon L. Ruckle, M.D.	Cardax, Chief Medical Officer
Timothy J. King, Ph.D.	Cardax, Vice President, Research

Deepak L. Bhatt, M.D., M.P.H. has served as Chairman of our Scientific Advisory Board since 2007. Dr. Bhatt has been the Executive Director of Interventional Cardiovascular Programs at Brigham and Women’s Hospital Heart & Vascular Center since December 2013 and Professor of Medicine at Harvard Medical School since June 2012. Dr. Bhatt has authored or co-authored over 1,250 publications and is listed as a Thomson Reuters/Clarivate Analytics Highly Cited Researcher. He is the Editor of Cardiovascular Intervention: A Companion to Braunwald’s Heart Disease and Atherothrombosis in Clinical Practice published by Oxford University Press. He is Senior Associate Editor for News and Clinical Trials for ACC.org. He is the Editor of the peer-reviewed Journal of Invasive Cardiology and Editor-in-Chief of the Harvard Heart Letter for patients. Previously, he was the Chief of Cardiology at VA Boston Healthcare System from 2008 to 2013. He also served as Associate Director of the Cardiovascular Coordinating Center from 2006 to 2008, Associate Director of the Cardiovascular Medicine Fellowship from 2001 to 2005, and Director of the Interventional Cardiology Fellowship from 2002 to 2005 at Cleveland Clinic, where he also served as an interventional cardiologist and an Associate Professor of Medicine. He also completed fellowships in interventional cardiology and cerebral and peripheral vascular intervention and served as Chief Interventional Fellow at Cleveland Clinic. Dr. Bhatt has been listed in Best Doctors in America from 2005 to 2018. He received the Eugene Braunwald Teaching Award for Excellence in the Teaching of Clinical Cardiology from Brigham and Women’s Hospital in 2017 and the ACC’s Distinguished Mentor Award in 2018. Dr. Bhatt’s research interests include acute coronary syndromes, preventive cardiology, and advanced techniques in cardiac, cerebral, and peripheral intervention. Dr. Bhatt obtained his undergraduate science degree as a National Merit Scholar at the Massachusetts Institute of Technology while also serving as a research associate at Harvard Medical School. He received his medical doctorate from Cornell University. His internship and residency in internal medicine were performed at the Hospital of the University of Pennsylvania. Dr. Bhatt also received a Master in Public Health with a concentration in clinical effectiveness from Harvard University.

Paresh N. Soni, M.D., Ph.D. has served as our Chief Clinical and Regulatory Strategist and as a member of Scientific Advisory Board since November 2018. Dr. Soni brings over 20 years of experience working with large and emerging pharmaceutical companies. He has led multidisciplinary teams across the entire drug development spectrum, from translational medicine to successful approval. Dr. Soni serves as a strategic advisor to pharmaceutical and biotechnology companies through his independent consultancy, Soni Biopharma Consulting, LLC, which he founded in September 2018. Previously, Dr. Soni served as Senior Vice President and Head of Development at Amarin Corporation from September 2008 to August 2013, where he led the development and regulatory approval of Vascepa for severe hypertriglyceridemia, and the design and launch of the landmark REDUCE-IT trial for cardiovascular prevention. Prior to joining Amarin, Dr. Soni worked at Pfizer, Inc. from 1999 to 2008, where he held a number of leadership roles in both experimental medicine and late stage development, including the submission of two New Drug Applications. Dr. Soni also served as the Chief Medical Officer of Albireo, a clinical-stage biopharmaceutical company, from September 2016 to August 2018, and as Vice President, Global Medical Sciences and Research at Alexion Pharmaceuticals, from June 2014 to July 2016. Dr. Soni is a member of the American Association for the Study of Liver Diseases. He has authored or co-authored more than 50 scientific papers in peer-reviewed journals, in addition to numerous abstracts. Dr. Soni is a board-certified internist and gastroenterologist. He completed his medical and specialist training at the University of Natal in South Africa. He also completed a research fellowship at the Division of Hepatology, Royal Free Hospital School of Medicine, London, where he received his Ph.D.

R. Preston Mason, Ph.D. has served as a member of Scientific Advisory Board since 2007. Dr. Mason has been on the faculty of the Department of Medicine, Division of Cardiology, at the Harvard Medical School affiliated Brigham and Women’s Hospital since 2002. He is also the President of Elucida Research LLC, a private biotechnology firm he founded in 2001. Previously, he was an associate professor at Drexel University College of Medicine from 1994 to 2001. He served as an assistant professor at the University of Connecticut Health Center from 1989 to 1993. Dr. Mason has published over 250 scientific research articles, book chapters, and abstracts and serves as a reviewer for numerous journals and scientific organizations, including the NIH. He has been the recipient of many awards and patents for his research in cardiovascular pharmacology, including an honorary doctorate in science. Dr. Mason is also a frequent lecturer at national and international meetings. Dr. Mason received his Bachelor of Science degree Summa Cum Laude from Gordon College in 1985. He received his PhD in cell biology and biophysics from the University of Connecticut Health Center in 1989.

Gilbert M. Rishton, Ph.D. has served as our Chief Science Officer since 2009. Dr. Rishton has been the Co-Founder and Chief Chemist at Cognition Therapeutics since January 2007. He was the Founder and Director of the Channel Islands Alzheimer’s Institute, a nonprofit whose mission is to enable new drug development through the identification of high-quality novel drug leads that might become Alzheimer’s disease medicines of the future, from 2004 to 2010. From 1995-2004, he served as a medicinal chemist at Amgen’s Thousand Oaks site, where he was responsible for initiating and building the Amgen Small Molecule Drug Discovery Group, which has grown to become one of the most formidable in the pharmaceutical industry. He also served as the chemistry manager for Amgen’s Sensipar development program, which spanned several phases from preclinical development to manufacturing and then human clinical trials, resulting in the commercial launch of Sensipar, Amgen’s first orally administered small molecule product. He also led the medicinal chemistry program for Amgen’s Secretase Team, which was among the first to produce small molecule secretase inhibitors as potential therapeutic agents for Alzheimer’s disease. Dr. Rishton obtained his undergraduate chemistry degree at University of Rhode Island (1983). He received his Ph.D. degree with a concentration in organic chemistry, organic synthesis, and morphinan synthesis from Florida State University (1988). Dr. Rishton was also a post-doctoral researcher at UC Irvine from 1989-1990.

Jon L. Ruckle, M.D. has acted as our Chief Medical Officer and in related medical advisory roles for us since 2013. Dr. Ruckle is a physician with over 20 years of full-time experience in clinical pharmacology research as an Investigator (over 350 studies), Medical Director of clinical research units devoted to Phase I studies, and consultant. Consulting activities focus on clinical study design for first-in-human through proof of concept studies, protocol development and writing, and medical monitoring. As Principal of Pacific Pharma Group, LLC, which Dr. Ruckle founded in 2008, he provides consultation services for the pharmaceutical and nutraceutical industry, including study design, product development strategy, and medical monitoring. Dr. Ruckle served as the founding Medical Director at Northwest Kinetics in Tacoma, WA, 1995 to 2000 (later acquired by Charles River Labs and subsequently by Comprehensive Clinical Development), then led Phase I development at Radiant Research Honolulu from 2000 until acquired by Covance in 2006, remained as Medical Director at Covance Honolulu to 2008, then founded Pacific Pharma Group to provide consulting services, and also served as Medical Director, Early Development for Comprehensive Clinical Development in Tacoma WA from 2011 to 2013.

Timothy J. King, Ph.D. has served as our Vice President, Research since 2009 and previously as our Senior Director of Biological Research from 2007 to 2009 and Director of Biological Research from 2006 to 2007. Dr. King is an expert on the mechanism of action and biological applications of astaxanthin and related carotenoids. Dr. King was the Director of Cancer Chemoprevention at Hawaii Biotech, Inc. from 2005-2006. From 2003-2005, he served as a Staff Scientist at the Fred Hutchinson Cancer Research Center, where he also served as a post-doctoral researcher from 1999 to 2004. Dr. King has over 25 years of combined academic and private sector scientific research experience including utilizing cell culture and animal model systems to address a wide range of topics including cardiovascular disease, liver disease, thrombosis, and cancer. Dr. King received his undergraduate degree in Biochemistry/Cell Biology from University of California San Diego. He obtained his Master of Science in biology (Molecular Virology) from San Diego State University studying Rhadoviral transcription processes in 1993. In 1999, he obtained his Ph.D. in Genetics/Molecular Biology from the University of Hawaii at Manoa where he focused on the tumor suppressor and growth regulatory roles of gap junction proteins using cancer cell culture systems and mouse tumor models. Concurrently, he also studied the influence of retinoids and various carotenoids on normal and tumor cell growth/behavior, carcinogenesis and gene regulation.

Family Relationships

David G. Watumull is the father of David M. Watumull. There are no other family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

Audit Committee. Our audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our consolidated financial statements, including the following: (i) monitors the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm; (ii) assumes direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm; (iii) provides a medium for consideration of matters relating to any audit issues; and (iv) prepares the audit committee report that the rules require be included in our filings with the SEC. The members of our audit committee are Terence A. Kelly, Ph.D. (Chairperson), Makarand Jawadekar, Ph.D., and Elona Kogan. Our audit committee has a written charter available on our website at www.cardaxpharma.com.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

The following sets forth information with respect to the compensation awarded or paid to David G. Watumull, our Chief Executive Officer, and David M. Watumull, our Chief Operating Officer, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2019 and 2018. These executive officers are referred to as the “named executive officers” throughout this report. In addition, the following sets forth information with respect to the compensation awarded or paid to our two highest compensated individuals not serving as executive officers, Gilbert M. Rishton, our Chief Science Officer, and Timothy J. King, our Vice President of Research, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2019 and 2018.

The following table sets forth information regarding each element of compensation provided to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the fiscal years ended December 31, 2019 and 2018:

Name	Year	Salary Paid(1)	Salary Accrued(2)	Salary Total	Other Comp. (3)	Total
David G. Watumull	2019	$158,654	$28,846	$187,500	$11,151	$198,651
Chief Executive Officer	2018	$187,500	$-	$187,500	$10,534	$198,034

David M. Watumull	2019	$126,923	$23,077	$150,000	$6,217	$156,217
Chief Operating Officer	2018	$150,000	$-	$150,000	$7,443	$157,443

Gilbert M. Rishton	2019	$107,885	$19,615	$127,500	$936	$128,436
Chief Science Officer	2018	$127,500	$-	$127,500	$1,058	$128,558

Timothy J. King	2019	$107,885	$19,615	$127,500	$13,078	$140,578
Vice President, Research	2018	$127,500	$-	$127,500	$11,500	$139,000

(1)	The amounts disclosed refer to salary paid in cash.
(2)	The amounts disclosed refer to salary accrued during the year and outstanding as of year-end.
(3)	The amounts disclosed refer to (i) imputed income in connection with certain benefits and/or insurance premiums paid in lieu of additional cash compensation, or (ii) other compensation paid in cash or accrued during the year and outstanding as of year-end.

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2019

The following table sets forth information regarding outstanding option awards to our named executive officers as of December 31, 2019:

	Option awards(1)(2)
Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
David G. Watumull	8,754		-	-	$31.00	February 7, 2024
David G. Watumull	24,710		-	-	$125.00	February 7, 2024
David G. Watumull	2,343	(3)	-	-	$64.00	June 30, 2020
David G. Watumull	1,954	(3)	-	-	$40.00	June 30, 2020
David G. Watumull	448	(3)	-	-	$98.00	September 30, 2020
David G. Watumull	689	(3)	-	-	$54.00	December 31, 2020
David G. Watumull	3,872	(3)	-	-	$12.00	March 31, 2021

David M. Watumull	226		-	-	$31.00	February 7, 2024
David M. Watumull	11,943		-	-	$125.00	February 7, 2024
David M. Watumull	805	(3)	-	-	$64.00	June 30, 2020
David M. Watumull	1,425	(3)	-	-	$40.00	June 30, 2020
David M. Watumull	339	(3)	-	-	$98.00	September 30, 2020
David M. Watumull	521	(3)	-	-	$54.00	December 31, 2020
David M. Watumull	2,815	(3)	-	-	$12.00	March 31, 2021

(1)	The type of securities underlying all outstanding option awards is our common stock.
(2)	None of our named executive officers have received stock awards.
(3)	Stock options awarded in lieu of cash compensation.

Compensation of Directors

The following table sets forth information regarding each element of compensation that we paid or awarded to our independent directors for the fiscal years ended December 31, 2019 and 2018:

Name	Year	Cash Comp.		Equity Awards		Total(1)
George W. Bickerstaff, III	2019	$-		$75,000	(2)	$75,000
George W. Bickerstaff, III	2018	$-		$75,000		$75,000

Terence A. Kelly, Ph.D.	2019	$25,000	(3)	$50,000	(4)	$75,000
Terence A. Kelly, Ph.D.	2018	$25,000		$50,000		$75,000

Michele Galen	2019	$-		$75,000	(2)	$75,000
Michele Galen	2018	$-		$75,000		$75,000

Makarand Jawadekar, Ph.D.	2019	-		75,000	(2)	75,000
Makarand Jawadekar, Ph.D.	2018	$-		$43,750	(5)	$43,750

Elona Kogan	2019	-		75,000	(2)	75,000
Elona Kogan	2018	$-		$43,750	(6)	$43,750

(1)	The amounts disclosed represent compensation in connection with services provided by each independent director. Each independent director receives quarterly compensation of $18,750 in arrears. Independent director compensation is payable in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock based on the higher of the then current market price or $30.00 per share, with up to one-third payable in cash at the election of the director.
(2)	Includes $18,750 for services provided during the quarter ended December 31, 2019, for which the shares were delivered in January 2020.
(3)	Includes $6,250 per quarter ($12,500 in aggregate) for services provided during the quarters ended September 30, 2019 and December 31, 2019, for which the cash compensation was accrued and outstanding as of year-end.
(4)	Includes $12,500 for services provided during the quarter ended December 31, 2019, for which the shares were delivered in January 2020.
(5)	Dr. Jawadekar was elected to the Board of Directors on June 1, 2018. Compensation was prorated accordingly.
(6)	Ms. Kogan was elected to the Board of Directors on June 1, 2018. Compensation was prorated accordingly.

Outstanding Equity Awards to Directors at Fiscal Year-End 2019

The following table sets forth information regarding outstanding equity awards to our independent directors as of December 31, 2019:

	Stock awards(1)		Option awards (2)
Name	Number of securities awarded		Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
George W. Bickerstaff, III	10,153	(3)	-	-	-	$-	-

Terence A. Kelly, Ph.D.	5,562	(4)	-	-	-	$-	-
Terence A. Kelly, Ph.D.	-		2,084	-	-	$12.00	March 31, 2021
Terence A. Kelly, Ph.D.	-		139	-	-	$30.00	September 30, 2021
Terence A. Kelly, Ph.D.	-		417	-	-	$30.00	December 31, 2021
Terence A. Kelly, Ph.D.	-		391	-	-	$37.00	March 31, 2022
Terence A. Kelly, Ph.D.	-		417	-	-	$40.00	June 30, 2022

Michele Galen	5,673	(3)	-	-	-	$-	-

Makarand Jawadekar, Ph.D.	3,448	(3)	-	-	-	$-	-

Elona Kogan	3,448	(3)	-	-	-	$-	-

(1)	All shares are fully vested.
(2)	The type of securities underlying all outstanding option awards is our common stock.
(3)	Includes 625 shares for services provided during the quarter ended December 31, 2019, for which the shares were delivered in January 2020.
(4)	Includes 417 shares for services provided during the quarter ended December 31, 2019, for which the shares were delivered in January 2020.

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

On September 6, 2016, the compensation arrangements of the independent directors of the Company were amended so that effective September 30, 2016, they would each receive quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan based on the higher of the then current market price or $30.00 per share, with such compensation prorated for one of three months for the quarter ended September 30, 2016.

On January 4, 2017, our Board of Directors elected Michele Galen to serve as an independent director until our next annual meeting of stockholders with quarterly equity compensation of $12,500 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan based on the higher of the then current market price or $30.00 per share.

On August 31, 2017, the compensation arrangements of the independent directors of the Company were amended so that effective September 1, 2017, they would each receive quarterly equity compensation of $18,750 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan based on the higher of the then current market price or $30.00 per share. In 2018, independent director compensation was updated such that up to one-third could be payable in cash at the election of the director.

On June 1, 2018, our Board of Directors elected Makarand Jawadekar, Ph.D. and Elona Kogan to serve as independent directors until our next annual meeting of stockholders with quarterly compensation of $18,750 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan based on the higher of the then current market price or $30.00 per share, with up to one-third payable in cash at the election of the director. Dr. Jawadekar’s and Ms. Kogan’s compensation for the second quarter of 2018 was prorated to $6,250.

2014 Equity Compensation Plan

Our 2014 Plan is administered by our compensation committee. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The issuance of awards under the 2014 Plan is at the discretion of our compensation committee, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions, and restrictions applicable to any award. Under the 2014 Plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries. The 2014 Plan also permits us to amend the terms of previously granted options or other awards. An aggregate of 279,101 shares of our common stock are presently reserved for issuance under the 2014 Plan, which is subject to adjustment as described in such plan. On December 4, 2018, our stockholders and our Board of Directors authorized the annual increase of the Plan Shares on January 1st of each year, at the discretion of our Board of Directors, by up to such number of shares that is equal to four percent (4%) of the shares of our common stock issued and outstanding as of December 31st of the previous calendar year; accordingly, effective as of January 1, 2020, the Plan Shares were increased by 27,000 shares. As of the date of this report, there are 39,191 shares of our common stock available for future awards under the 2014 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding our 2014 Plan is outlined above in Item 5 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the ownership of our common stock as of March 30, 2020, for:

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

Unless otherwise indicated below, to our knowledge each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name	Amount of Beneficial Ownership of Common Stock	Percent of Common Stock(1)
Directors and Executive Officers
George W. Bickerstaff, III(2)	23,740 (3)	3.1%
Terence A. Kelly, Ph.D.(4)	9,010 (5)	1.2
Michele Galen(6)	5,673 (7)	*
Makarand Jawadekar, Ph.D.(8)	6,053 (9)	*
Elona Kogan(10)	3,448 (11)	*
David G. Watumull(12)	56,761 (13)	7.0%
David M. Watumull(14)	18,074 (15)	2.3%
John B. Russell(16)	1,662 (17)	* %
All directors and executive officers as a group (6 persons)	124,421	14.9%

Beneficial Owner of 5% or more
Eric J. Pearson and Lianne L. Pearson(18)	221,462 (19)	25.7%
James K. Schuler(20)	325,165 (21)	31.0%

*	Represents beneficial ownership of our common stock of less than 1%.

(1)	Based on 693,419 shares of our common stock issued and outstanding as of March 30, 2020.
(2)	The address of Mr. George W. Bickerstaff, III is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Bickerstaff is the current Chairman of our Board of Directors.
(3)	Represents 23,740 shares of our common stock.
(4)	The address of Dr. Terence A. Kelly is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Dr. Kelly is a member of our Board of Directors.
(5)	Represents (a) 5,562 shares of our common stock, (b) 2,084 shares of our common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable, at an exercise price of $12.00 per share, (c) 556 shares of our common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable, at an exercise price of $30.00 per share, (d) 391 shares of our common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable, at an exercise price of $37.00 per share, and (e) 417 shares of our common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable, at an exercise price of $40.00 per share.
(6)	The address of Ms. Michele Galen is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Ms. Galen is a member of our Board of Directors.
(7)	Represents 5,673 shares of our common stock.
(8)	The address of Dr. Makarand Jawadekar, Ph.D. is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Dr. Jawadekar is a member of our Board of Directors.
(9)	Represents (a) 3,448 shares of our common stock, (b) 477 shares of our common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $64.00 per share, which Dr. Jawadekar may be deemed to beneficially own as the principal of Melinda Consulting, LLC, (c) 577 shares of our common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $40.00 per share, which Dr. Jawadekar may be deemed to beneficially own as the principal of Melinda Consulting, LLC, (d) 130 shares of our common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $98.00 per share, which Dr. Jawadekar may be deemed to beneficially own as the principal of Melinda Consulting, LLC, (e) 171 shares of our common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $54.00 per share, which Dr. Jawadekar may be deemed to beneficially own as the principal of Melinda Consulting, LLC, and (f) 1,250 shares of our common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $12.00 per share, which Dr. Jawadekar may be deemed to beneficially own as the principal of Melinda Consulting, LLC.
(10)	The address of Ms. Elona Kogan is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Ms. Kogan is a member of our Board of Directors.
(11)	Represents 3,448 shares of our common stock.

(12)	The address of Mr. David G. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David G. Watumull is our President, CEO, and a member of our Board of Directors.
(13)	Represents (a) 8,754 shares of our common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $31.00 per share, (b) 24,710 shares of our common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $125.00 per share, (c) 2,343 shares of our common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $64.00 per share, (d) 1,954 shares of our common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $40.00 per share, (e) 448 shares of our common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $98.00 per share, (f) 689 shares of our common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $54.00 per share, (g) 3,872 shares of our common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable, at an exercise price of $12.00 per share, (h) 1,991 shares of our common stock issued in the Holdings Merger, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (i) 1,750 shares of our common stock issued in the 2016/2017 Unit Offering, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (j) 1,750 shares of our common stock issuable upon exercise of a warrant issued in the 2016/2017 Unit Offering at an exercise price of $16.00 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (k) 1,750 shares of our common stock issuable upon exercise of a warrant issued in the 2016/2017 Unit Offering at an exercise price of $24.00 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (l) 1,750 shares of our common stock issuable upon exercise of a warrant issued in the 2016/2017 Unit Offering at an exercise price of $32.00 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, and (m) 5,000 shares of our common stock issuable upon conversion of a convertible note at an exercise price of $20.00 per share.
(14)	The address of Mr. David M. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David M. Watumull is our Chief Operating Officer.
(15)	Represents (a) 226 shares of our common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $31.00 per share, (b) 11,943 shares of our common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $125.00 per share, (c) 805 shares of our common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $64.00 per share, (d) 1,425 shares of our common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $40.00 per share, (e) 339 shares of our common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $98.00 per share, (f) 521 shares of our common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $54.00 per share, and (g) 2,815 shares of our common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable, at an exercise price of $12.00 per share.
(16)	The address of Mr. John B. Russell is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Russell is our Chief Financial Officer.
(17)	Represents (a) 300 shares of our common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $64.00 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (b) 313 shares of our common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $40.00 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (c) 95 shares of our common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $98.00 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, (d) 125 shares of our common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $54.00 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC, and (e) 829 shares of our common stock issuable upon exercise of options that are presently exercisable, at an exercise price of $12.00 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC.

(18)	The address of Dr. Eric J. Pearson and Mrs. Lianne L. Pearson is 814 Mokulua Drive, Kailua, Hawaii 96734. Dr. and Mrs. Pearson do not have any position, office, contractual relationship, or other understanding with the Company regarding the management or control of the Company and accordingly, we have determined that such stockholder is not an affiliate of Cardax.
(19)	Represents (a) 1,042 shares of our common stock issued in the 2017 Unit Offering, (b) 18,834 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson, (c) 20,151 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Lianne Pearson, (d) 4,845 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Lianne L. Pearson Roth IRA, (e) 6,172 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (f) 2,000 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (g) 38,814 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson, (h) 10,704 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Lianne Pearson, (i) 333 shares of our common stock issued in the 2017(3) Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust as Custodian for Lianne Pearson Roth IRA, (j) 15,500 shares of our common stock issued in the 2018 Warrant Exchange Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (k) 172 shares of our common stock issued in the 2018 Warrant Exchange Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Lianne L. Pearson Roth IRA, (l) 1,042 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, (m) 18,834 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson, (n) 20,151 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Lianne Pearson, (o) 4,845 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Lianne L. Pearson Roth IRA, (p) 6,172 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (q) 2,000 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (r) 38,814 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson, (s) 10,704 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Lianne Pearson, and (t) 333 shares of our common stock issuable upon exercise of a warrant issued in the 2017(3) Unit Offering at an exercise price of $60.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust as Custodian for Lianne Pearson Roth IRA.

(20)	The address of Mr. James K. Schuler is 828 Fort Street Mall, Honolulu, HI 96813. Mr. Schuler does not have any position, office, contractual relationship, or other understanding with the Company regarding the management or control of the Company and accordingly, we have determined that such stockholder is not an affiliate of Cardax.
(21)	Represents (a) 23,373 shares of our common stock which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (b) 9,803 shares of our common stock which Mr. Schuler may be deemed to beneficially own as the President of The Schuler Family Foundation, (c) 2,021 shares of our common stock which Mr. Schuler may be deemed to beneficially own as the Trustee of the James K. Schuler Revocable Living Trust, (d) 13,336 shares of our common stock issuable upon exercise of warrants issued in the 2015 Unit Offering at an exercise price of $20.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (e) 5,000 shares of our common stock issuable upon exercise of warrants issued in the 2015 Unit Offering at an exercise price of $33.34 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (f) 6,250 shares of our common stock issuable upon exercise of a warrant issued in the 2016-2017 Unit Offering at an exercise price of $16.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (g) 6,250 shares of our common stock issuable upon exercise of a warrant issued in the 2016-2017 Unit Offering at an exercise price of $24.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (h) 6,250 shares of our common stock issuable upon exercise of a warrant issued in the 2016-2017 Unit Offering at an exercise price of $32.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (i) 1,042 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (j) 510 shares of our common stock issuable upon exercise of a warrant issued in the Holdings Merger at an exercise price of $196.11 per share, which Mr. Schuler may be deemed to beneficially own as the President of The Schuler Family Foundation, (k) 190,918 shares of our common stock issuable upon conversion of a convertible note at an exercise price of $4.27 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (l) 7,500 shares of our common stock issuable upon exercise of a warrant issued in connection with a convertible note at an exercise price of $4.27 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (m) 50,912 shares of our common stock issuable upon conversion of a convertible note at an exercise price of $4.27 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., and (n) 2,000 shares of our common stock issuable upon exercise of a warrant issued in connection with a convertible note at an exercise price of $4.27 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On October 16, 2017, we engaged M.M. Dillon & Co., to serve as the Financial Advisor for the Company in connection with an exchange offer and related transactions. George W. Bickerstaff, III, the Chairman of our Board of Directors, is currently a Managing Director of M.M. Dillon & Co., and as such, abstained from voting on the engagement of M.M. Dillon & Co. On May 2, 2018, the terms of M.M. Dillon & Co.’s engagement were modified, and such modifications were approved by our Board of Directors (with Mr. Bickerstaff abstaining) on April 30, 2018. We raised $1.44 million in gross proceeds in the exchange offer, which closed on July 27, 2018. As the Financial Advisor in connection with the exchange offer, M.M. Dillon & Co. was paid a cash fee of 3.5% of the gross proceeds from the exchange offer, or $50,402, and a 5-year common stock purchase warrant with a fair market value equal to 3.5% of the gross proceeds from the exchange offer, or $50,402.

On June 26, 2019, we and our Chief Executive Officer, as a lender to the Company, entered into a promissory note payable in the amount of $75,000. This note accrues interest at the rate of 4.5% per annum and has been amended so that it matures on June 30, 2020.

On November 15, 2019, we and our Chief Executive Officer, as a lender to the Company, entered into a convertible note payable in the amount of $100,000. This note accrues interest payable monthly at the rate of 14% per annum and matures on June 30, 2020. This note and accrued interest thereon may convert into shares of our common stock at $20.00 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. We have the right to prepay this note without penalty or premium.

Other than compensation arrangements with directors and executive officers, which are described under “Executive Compensation— Employment and Consulting Agreements”, and except as described above, we have no other related-party transactions that are subject to disclosure.

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

Item 14. Principal Accounting Fees and Services.

We engaged KBL, LLP as our independent registered public accounting firm for the years ended December 31, 2019 and 2018. The table below sets forth the aggregate fees billed for fiscal years ended December 31, 2019 and 2018, for professional services rendered by KBL, LLP, for the audit of our annual consolidated financial statements in our annual reports on Form 10-K, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements.

	Fiscal Year Ended December 31, 2019		Fiscal Year Ended December 31, 2018
Audit Fees(1)	$80,000	*	$72,000	*
Audit-Related Fees(2)	$-		$-
Tax Fees(3)	$-		$-
All Other Fees(4)	$-		$-
Total	$80,000		$72,000

*	The amounts of audit fees disclosed for our fiscal years ended December 31, 2019 and 2018, represent the aggregate audit fees billed for 2019 and 2018, respectively. The amount billed for 2019 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2018 and the review of our interim financial statements in 2019. The amount billed for 2018 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2017 and the review of our interim financial statements in 2018.

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported “Audit Fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax advice, and tax planning.

(4)	All other fees consist of fees billed for products and services provided by our principal accountants, other than for products and services reported above.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

(b) Financial Statement Schedules

All consolidated financial statement schedules are included in the footnotes to the financial statements, are inapplicable, or otherwise not required.

(c) Exhibits

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of November 27, 2013, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.2(2)	First Amendment to the Agreement and Plan of Merger, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.3(3)	Second Amendment to the Agreement and Plan of Merger, dated as of February 7, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.4(4)	Amended and Restated Agreement and Plan of Merger, dated as of November 24, 2015 by and among Cardax Pharmaceuticals, Inc. and Cardax, Inc.

3.1(2)	Certificate of Incorporation, as amended, of Cardax, Inc.

3.2(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cardax, Inc.

3.3(2)	Amended and Restated Bylaws of Cardax, Inc.

4.1(3)	Form of specimen certificate representing Common Stock of Cardax, Inc.

4.2(3)	Form of Class A Warrant

4.3(3)	Form of Noteholder Warrant

4.4(3)	Form of Placement Agent Warrant

4.5(3)	Form of Financial Consultant Warrant

4.6(3)	Form of Warrant issued to JLS Ventures, LLC

10.1(2)	Cardax, Inc. 2014 Equity Compensation Plan

10.2(6)	2018 Amendment to the Cardax, Inc. 2014 Equity Compensation Plan

10.3(3)	Form of Stock Option Agreement under the 2014 Equity Compensation Plan

10.4(3)	Form of Notice of Stock Option Grant under the 2014 Equity Compensation Plan

10.5(3)	Form of Notice of Stock Option Grant In Substitution of Stock Option Grant under the Cardax Pharmaceuticals, Inc. 2006 Equity Compensation Plan

10.6(2)	Stock Purchase Agreement, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

10.7(3)	Spin-off Agreement, dated as of February 7, 2014, between Koffee Korner Inc. and Nazneen D’Silva

10.8(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David G. Watumull

10.9(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David M. Watumull

10.10(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Gilbert M. Rishton

10.11(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Timothy J. King

10.12(3)	Service Agreement, dated July 30, 2013, of JBR Business Solutions LLC

10.13(7)	Form of Indemnification Agreement

10.14(7)	Form of Independent Board of Directors Agreement

10.15(8)	Form of Registration Rights Agreement

10.16(8)	Form of Subscription Agreement

10.17(8)	Form of Class D Warrant

10.18(8)	Form of Class E Warrant

10.19(9)	Supplement to Agreement of the Executive Chairman

10.20(9)	Independent Directors’ Compensation Agreement

10.21(9)	Supplement to Senior Executive Employment Agreement of David G. Watumull

10.22(9)	Payment Deferral and Acceptance Agreement of JBR Business Solutions, LLC

10.23(9)	Form of Payment Deferral and Acceptance Agreement

10.24(10)	Form of Subscription Agreement

10.25(11)	Form of Equity Purchase Agreement

10.26(12)	Form of Subscription Agreement

10.27(13)	Form of Subscription Agreement

10.28(14)	Exclusivity Agreement, dated as of October 16, 2017, by and between Cardax, Inc. and General Nutrition Corporation.

10.29(15)	Form of the Senior Convertible Notes issued by Cardax, Inc., dated July 19, 2019 and October 16, 2019

10.30(15)	Form of the Securities Purchase Agreements of Cardax, Inc., dated July 19, 2019 and October 16, 2019

10.31(15)	Form of the Warrants issued by Cardax, Inc., dated July 19, 2019 and October 16, 2019

10.32(16)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of September 2019, October 2019, November 2019, or January 2020

10.33(16)	Forms of the Securities Purchase Agreement and the Convertible Note, each dated as of November 15, 2019

10.34(17)	Forms of the Securities Purchase Agreement, the Secured Convertible Promissory Note, the Security Agreement, the Subsidiary Guaranty, and the Personal Guaranty, each dated as January 21, 2020

10.35*	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of February 2020

10.36(18)	Forms of the Securities Purchase Agreement and the Convertible Note, each dated as of March 16, 2020

10.37(18)	Forms of the Securities Purchase Agreement and the Convertible Note, each dated as of March 16, 2020

21.1(3)	Subsidiaries of Cardax, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed November 29, 2013.

(2)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed January 14, 2014.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed February 10, 2014.

(4)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed November 24, 2015.

(5)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed January 14, 2020.

(6)	Filed as an exhibit to the Registration Statement on Form S-1 of the Company dated August 14, 2019.

(7)	Filed as an exhibit to the Amendment No. 1 to Registration Statement on Form S-1 of the Company dated September 2, 2014.

(8)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed March 9, 2015.

(9)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed July 7, 2015.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed May 13, 2016.

(11)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed July 18, 2016.

(12)	Filed as an exhibit to the Annual Report on Form 10-K of the Company filed March 31, 2017.

(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed November 14, 2017.

(14)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed October 20, 2017.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed July 25, 2019.

(16)	Filed as an exhibit to the Amendment No. 2 of the Registration Statement on Form S-1 of the Company dated November 22, 2019.

(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed January 27, 2020.

(18)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed March 20, 2020.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2020

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Watumull	President, Chief Executive Officer, and Director	March 30, 2020
David G. Watumull

/s/ John B. Russell	Chief Financial Officer and Treasurer	March 30, 2020
John B. Russell

/s/ George W. Bickerstaff, III	Chairman	March 30, 2020
George W. Bickerstaff, III

/s/ Terence A. Kelly	Director	March 30, 2020
Terence A. Kelly, Ph.D.

/s/ Michele Galen	Director	March 30, 2020
Michele Galen

/s/ Makarand Jawadekar, Ph.D.	Director	March 30, 2020
Makarand Jawadekar, Ph.D.

/s/ Elona Kogan	Director	March 30, 2020
Elona Kogan

Consolidated Financial Statements

Cardax, Inc., and Subsidiary

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Cardax, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cardax, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

KBL, LLP

New York, NY

March 30, 2020

Cardax, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2019	2018
ASSETS

CURRENT ASSETS
Cash	$19,303	$243,753
Accounts receivable	205,768	157,082
Inventories	1,177,831	1,480,380
Deposits and other assets	2,066	119,066
Prepaid expenses	181,093	24,083

Total current assets	1,586,061	2,024,364

INTANGIBLE ASSETS, net	420,373	434,534

RIGHT TO USE LEASED ASSETS	12,488	-

TOTAL ASSETS	$2,018,922	$2,458,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses, current portion	$3,687,376	$3,428,011
Accounts payable and accrued expenses	1,544,402	1,996,097
Fees payable to directors	418,546	418,546
Accrued separation costs, current portion	9,000	9,000
Current portion of related party notes payable	575,000	-
Related party convertible notes payable	651,721	-
Convertible notes payable, net of discount	358,289	-
Employee settlement	50,000	50,000
Lease liability, current portion	11,527	-
Derivative liability on convertible note payable	827,314	-

Total current liabilities	8,133,175	5,901,654

NON-CURRENT LIABILITIES
Related party notes payable, net of current portion	1,000,000	-
Accrued separation costs, less current portion	83,635	92,635
Lease liability, less current portion	961	-

Total non-current liabilities	1,084,596	92,635

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	9,217,771	5,994,289

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common stock - $0.001 par value; 4,000,000 shares authorized, 687,564 and 669,967 shares issued and outstanding as of December 31, 2019 and 2018, respectively	688	670
Additional paid-in-capital	59,836,818	58,407,257
Accumulated deficit	(67,036,355)	(61,943,318)

Total stockholders’ deficit	(7,198,849)	(3,535,391)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,018,922	$2,458,898

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2019	2018

REVENUES, net	$710,949	$1,510,875

COST OF GOODS SOLD	345,393	699,852

GROSS PROFIT	365,556	811,023

OPERATING EXPENSES:
Salaries and wages	1,552,226	1,591,949
Professional fees	920,208	797,833
Selling, general, and administrative expenses	906,074	1,493,819
Stock based compensation	708,588	650,271
Research and development	315,994	269,077
Depreciation and amortization	39,569	30,569

Total operating expenses	4,442,659	4,833,518

Loss from operations	(4,077,103)	(4,022,495)

OTHER INCOME (EXPENSE):
Interest income	-	1,944
Other income	-	556
Loss on abandonment of patents	(36,205)	-
Change in fair value of derivative liability	(356,314)	-
Interest expense	(623,415)	(4,227)

Total other (expense) income, net	(1,015,934)	(1,727)

Loss before the provision for income taxes	(5,093,037)	(4,024,222)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,093,037)	$(4,024,222)

NET LOSS PER SHARE
Basic	$(7.49)	$(6.32)
Diluted	$(7.49)	$(6.32)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	680,152	637,028
Diluted	680,152	637,028

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended December 31, 2019 and 2018

	Common Stock		Additional	Deferred	Accumulated
	Shares	Amount	Paid-In-Capital	Compensation	Deficit	Total

Balance at January 1, 2018	613,860	$614	$56,523,130	$(10,125)	$(57,919,096)	$(1,405,477)

Common stock grants to independent directors	6,725	7	287,493	-	-	287,500

Cardax 2018 Warrant Exchange Offering, net	48,033	48	1,243,989	-	-	1,244,037

Common stock grants to service providers	563	-	22,500	-	-	22,500

Stock option exercise	786	1	(1)	-	-	-

Deferred compensation	-	-	-	10,125	-	10,125

Stock based compensation - options	-	-	330,146	-	-	330,146

Net loss	-	-	-	-	(4,024,222)	(4,024,222)

Balance at December 31, 2018	669,967	670	58,407,257	-	(61,943,318)	(3,535,391)

Common stock grants to independent directors	11,054	11	349,989	-	-	350,000

Restricted stock issuance	8,169	8	244,992	-	-	245,000

Common stock grants to service providers	750	1	16,649	-	-	16,650

Stock based compensation - options	-	-	341,938	-	-	341,938

Issuance of warrants attached to a convertible note	-	-	125,545	-	-	125,545

Beneficial conversion feature issued on convertible notes	-	-	350,446	-	-	350,446

Retirement of issued stock	(2,376)	(2)	2	-	-	-

Net loss	-	-	-	-	(5,093,037)	(5,093,037)

Balance at December 31, 2019	687,564	$688	$59,836,818	$-	$(67,036,355)	$(7,198,849)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,093,037)	$(4,024,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,569	30,570
Amortization of debt discount	417,001	-
Stock based compensation	708,588	650,271
Bad debt expense on note receivable and accrued interest	-	89,933
Loss on abandonment of patents	36,205	-
Change in fair value of derivative liability	356,314	-
Changes in assets and liabilities:
Accounts receivable	(138,258)	181,960
Inventories	302,549	97,736
Deposits and other assets	117,000	(118,168)
Prepaid expenses	(157,010)	(1,245)
Accrued payroll and payroll related expenses	259,365	39,421
Accounts payable and accrued expenses	(362,123)	(146,784)
Accrued separation costs	(9,000)	-

Net cash used in operating activities	(3,522,837)	(3,200,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(61,613)	(36,593)

Net cash used in investing activities	(61,613)	(36,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of related party notes payable	1,575,000	-
Proceeds from the issuances of a related party convertible note payable	1,050,000	-
Proceeds from the issuances of convertible notes payable	490,000	-
Proceeds from the issuance of common stock	245,000	1,244,037

Net cash provided by financing activities	3,360,000	1,244,037

NET DECREASE IN CASH	(224,450)	(1,993,084)

BEGINNING OF THE PERIOD	243,753	2,236,837

END OF THE PERIOD	$19,303	$243,753

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$137,688	$4,227
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount recognized on notes payable at issuance	$946,991	$-
Settlement of receivables with payables	$89,572	$301,799
Right to use assets funded through leases	$12,488	$-
Purchases of inventory in accounts payable	$-	$1,237,691
Retirement of issued stock	$2	$-

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

Going concern matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $5,093,037 and $4,024,222 for the years ended December 31, 2019 and 2018, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $67,036,355 as of December 31, 2019 and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its consumer business. The Company also plans to advance the research and development of its pharmaceutical candidates and anticipates further losses in the development of its pharmaceutical business. The Company’s ability to access the capital markets is unknown during the coronavirus disease 2019 (“COVID-19”) pandemic, which may limit or prevent the funding of its operations and related obligations. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital to carry out its business plan. During the year ended December 31, 2019, the Company raised additional capital to carry out its business plan. As part of the Company’s efforts, it raised an additional $3,360,000 in gross proceeds through the issuance of $245,000 in shares of common stock and $3,115,000 in debt instruments. In accordance with U.S. GAAP, derivative liabilities of $827,314 and beneficial conversion features of $350,446 were recognized in connection with convertible notes outstanding as of December 31, 2019; however, these are non-cash amounts and do not directly impact our liquidity or capital needs.

The Company filed a registration statement on Form S-1 on August 14, 2019, as amended September 27, 2019 and November 22, 2019, for a proposed $15 million public offering of common stock and warrants; however, there can be no assurance that the proposed public offering will be consummated. In addition, the Company may need to continue to obtain short-term debt financing on terms and conditions that may not otherwise be acceptable.

As of the date hereof, the Company has outstanding promissory notes (including notes payable, convertible notes payable, and secured convertible notes payable) that are (i) due June 30, 2020 in the aggregate principal amount of $2,403,176, (ii) due September 16, 2020 in the aggregate principal amount of $500,000, and (iii) due January 11, 2022 in the aggregate principal amount of $1,000,000. The Company’s ability to repay any and all of these notes as they become due if not otherwise repaid or converted on or prior to the maturity dates described above is uncertain and will be based on the Company’s ability to raise additional capital, generate additional revenues, and/or modify the terms of such debt instruments to the extent necessary.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Estimates in these consolidated financial statements include asset valuations, estimates of future cash flows from and the economic useful lives of long-lived assets, valuations of derivative liabilities, warrants, beneficial conversion features, and stock compensation, certain accrued liabilities, income taxes and tax valuation allowances, and fair value estimates. Despite management’s intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents as of December 31, 2019 and 2018.

The Company maintains cash deposit accounts at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance at times may exceed these limits. As of December 31, 2019 and 2018, the Company had $0 in excess of federally insured limits on deposit.

Accounts receivable

Accounts receivable of $205,768 and $157,082 as of December 31, 2019 and 2018, respectively, consists of amounts due from sales of dietary supplements.

It is the Company’s policy to provide for an allowance for doubtful collections based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivables are due 60 days after the issuance of the invoice. Receivables past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. There was no allowance necessary as of December 31, 2019 and 2018.

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

The Company provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality that may affect salability. There were no reserves necessary for inventory as of December 31, 2019 and 2018.

Notes payable

During the year ended December 31, 2019, the Company issued various notes payable to related and non-related parties. These notes payable included original issue discounts, conversion features, and beneficial conversion features.

Original issue discounts. The Company accounts for the original issue discounts in accordance with Accounting Standards Codification (“ASC”) No. 835-30, Interest and Imputation of Interest, which requires the Company to record the discount as a contra liability and amortize it over the term of the underlying note using the interest method.

Detachable warrants. The Company accounts for detachable warrants in accordance with ASC No. 470-20, Debt, which requires the Company to bifurcate and separately account for the detachable warrant as a separated debt instrument. The values are assigned to detachable warrant based on a relative fair allocation between the note, the warrants, and any other debt instrument issued with the note payable. The fair value used for the warrant in this allocation is calculated using the Black-Scholes valuation model.

Conversion features. The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s convertible note. The Company is required to carry the embedded derivative on its balance sheet at fair value. The initial value of the embedded derivative is accounted for as a discount to the convertible note and a derivative liability. The liability is required to be remeasured at each reporting date and the change in fair value is recognized as a component in the results of operations. The Company valued the embedded derivatives on the consolidated balance sheet at fair value using the Black-Scholes valuation model.

Beneficial conversion features. The Company accounts for beneficial conversion features in accordance with ASC No. 470-20, Debt, which requires the Company to recognize a discount and charge an amount to additional paid in capital equal to the intrinsic value of the beneficial conversion feature upon issuance.

Stock issuance costs

Stock issuance costs related to financing are accounted for as a reduction in stock proceeds in accordance with ASC No. 340-10, Other Assets and Deferred Costs. Such costs consist of underwriting and legal fees, as well as travel costs incurred. These costs totaled $139,163 as of December 31, 2019 and are being deferred as a component of prepaid expenses in the accompanying consolidated balance sheet until completion of the offering.

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

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the years ended December 31:

Geographical area	Source	2019	2018
United States	Nutraceuticals	$705,694	$1,494,462
Hong Kong	Nutraceuticals	$5,255	$16,413

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

Shipping and handling costs

Shipping and handling costs are included in cost of goods sold. Shipping and handling costs were $19,999 and $21,603 for the years ended December 31, 2019 and 2018, respectively.

Sales and use tax

Revenues, as presented on the accompanying income statement, include taxes collected from customers and remitted to governmental authorities. Such taxes were $3,018 and $3,329 for the years ended December 31, 2019 and 2018, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred and consists primarily of manufacturing of products, third-party research, clinical studies, laboratory supplies, and scientific advisory boards. The focus of these costs is on the development of astaxanthin, zeaxanthin, and related compounds. For the years ended December 31, 2019 and 2018, research and development costs were $315,994 and $269,077, respectively.

Advertising

Advertising costs are expensed as incurred and are included as an element of sales and marketing costs in the accompanying consolidated statements of operations. For the years ended December 31, 2019 and 2018, advertising costs were $161,468 and $364,306, respectively.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

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

The Company files income tax returns in the United States (“U.S.”) Federal, the States of Hawaii, California, and New York, and New York City jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The federal, state, and city income tax returns of the Company are subject to examination by the IRS, state, and city taxing authorities, generally for three years after they were filed.

The Company did not recognize any tax liabilities for income taxes associated with unrecognized tax benefits as of December 31, 2019 and 2018. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation

The Company accounts for stock-based compensation costs under the provisions of FASB’s Accounting Standards Codification ASC No. 718, Compensation—Stock Compensation and ASC No. 505, Equity, which requires the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, directors, and consultants based on the grant date fair value estimated. These standards also apply to awards modified, repurchased, or canceled during the periods reported.

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

Recently issued accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the FASB’s Concepts Statement, including the consideration of costs and benefits. The guidance in ASU No. 2018-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update require that an entity apply the guidance in Topic 718 to measure and classify share-based payment awards granted to a customer. The amount recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. The guidance in ASU No. 2019-08 is effective fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In December 2019, the FASB Issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation, including the effects of the 200-for-1 reverse stock split that occurred on January 15, 2020. These reclassifications had no effect on the reported results of operations or cash flows.

NOTE 3 – INVENTORIES

Inventories consist of the following as of December 31:

	2019	2018
Finished goods	$414,031	$96,750
Raw materials	763,800	1,383,630
Total inventories	$1,177,831	$1,480,380

As of December 31, 2019 and 2018, $763,830 and $1,383,630, respectively, in raw materials were held at the manufacturer’s facility for future production. Additionally, as of December 31, 2019 and 2018, $407,756 and $48,981, respectively, in finished goods were held at the manufacturer’s facility for shipment.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of December 31:

	2019	2018
Patents	$614,003	$578,326
Less accumulated amortization	(332,081)	(292,512)
	281,922	285,814
Patents pending	138,451	148,720
Total intangible assets, net	$420,373	$434,534

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $39,569 and $28,669 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, patent costs of $36,205 were expensed as a result of the abandonment of patents.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

The Company has 29 issued patents, including 14 in the U.S. and 15 outside the U.S., and one patent pending outside the U.S that will expire between 2023 and 2028, subject to patent term extensions. The Company also has four additional patents pending that if issued would extend patent coverage in the U.S. and outside the U.S. to 2039-2041, one of which was filed subsequent to year-end.

NOTE 5 –ACCRUED SEPARATION COSTS

On August 9, 2016, the Company entered into a separation agreement with an employee to pay $118,635 of accrued compensation over nine-years. This amount is included in accrued payroll and payroll related expenses in the accompanying consolidated balance sheets. This amount does not yield interest and matures as follows for the years ended December 31:

2020	$9,000
2021	12,000
2022	12,000
2023	18,000
2024	18,000
Thereafter	23,635
92,635
Less current portion	(9,000)
$83,635

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE

Related party notes payable consisted of the following as of December 31:

	2019	2018

Inventory financing. On January 11, 2019, the Company entered into a $1,000,000 revolving inventory financing facility with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. Use of proceeds from this facility is limited to the purchase of inventory, including raw materials, intermediates, and finished goods, unless otherwise waived by the lender. This facility accrues interest at the rate of 12% per annum, is unsecured, and matures in three years from origination. This facility requires monthly interest payments.	$1,000,000	$-

Officer loan. On June 26, 2019, the Company borrowed $75,000 from the Chief Executive Officer of the Company with principal and interest due on August 26, 2019, which was subsequently extended to June 30, 2020. This note accrues interest at the rate of 4.5% per annum and is unsecured.	75,000	-

Promissory note. On May 20, 2019, the Company entered into a $400,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. On July 10, 2019, this note was amended to increase the principal sum by an additional $100,000. This note accrues interest at the rate of 12% per annum, is unsecured, and originally matured on August 20, 2019, which was subsequently extended to June 30, 2020. All principal and accrued interest is due on the maturity date.	500,000	-

Total notes payable	1,575,000	-

Less current portion	(575,000)	-

Long term notes payable	$1,000,000	$-

Interest expense

The Company incurred interest charges of $147,605 and $0 during the years ended December 31, 2019 and 2018, respectively, on these notes payable of which $47,413 was accrued and payable as of December 31, 2019.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE (continued)

Maturities

Future maturities of notes payable are as follows as of December 31:

2020	$575,000
2021	-
2022	1,000,000
$1,575,000

NOTE 7 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible notes payable consisted of the following as of December 31:

	2019	2018

Convertible note 2019-02. On July 19, 2019, the Company issued a convertible note payable in the amount $815,217, with an original issue discount of $65,217 in exchange for $750,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment, which resulted in a beneficial conversion feature) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, on November 8, 2019, the conversion price was adjusted to $14 per share, which resulted in a beneficial conversion feature. (The conversion price was further adjusted after December 31, 2019 in connection with subsequent issuances and was equal to $4.27 per share as of March 30, 2020.) This note was also issued with a detachable warrant to purchase 7,500 shares of stock at $24 per share, which shall be adjusted in accordance with any adjustment to the conversion price of this note; accordingly, on November 8, 2019, the exercise price was adjusted to $14 per share. (The exercise price was further adjusted after December 31, 2019 in connection with subsequent issuances and was equal to $4.27 per share as of March 30, 2020.) The valuation of the conversion feature and detachable warrants and intrinsic value of the beneficial conversion feature resulted in the recognition of an additional $582,533 discount on this note. This note requires monthly interest payments.	$815,217	$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 7 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

	2019	2018

Convertible note 2019-07. On October 16, 2019, the Company issued a convertible note payable in the amount $217,391, with an original issue discount of $17,391 in exchange for $200,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, on November 8, 2019, the conversion price was adjusted to $14 per share, which resulted in a beneficial conversion feature. (The conversion price was further adjusted after December 31, 2019 in connection with subsequent issuances and was equal to $4.27 per share as of March 30, 2020.) This note was also issued with a detachable warrant to purchase 2,000 shares of stock at $24 per share, which shall be adjusted in accordance with any adjustment to the conversion price of this note; accordingly, on November 8, 2019, the exercise price was adjusted to $14 per share. (The exercise price was further adjusted after December 31, 2019 in connection with subsequent issuances and was equal to $4.27 per share as of March 30, 2020.) The valuation of the conversion feature and detachable warrants and intrinsic value of the beneficial conversion feature resulted in the recognition of an additional $110,783 discount on this note. This note requires monthly interest payments.	217,391	-

Officer convertible note. On November 15, 2019, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 14% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at the conversion price of $20 per share. This note requires monthly interest payments.	100,000	-

Total notes payable	1,132,608	-

Less original issue discounts	(82,608)	-

Related party convertible notes payable, net	1,050,000	-

Less conversion rights, warrant, and beneficial conversion feature discounts	(693,316)	-

Plus amortization of discounts	295,037	-

Total convertible notes payable, net	$651,721	$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 7 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

Discounts

Total discounts of $775,924 are amortized using the interest method, which resulted in amortization recorded as interest expense of $295,037 for the year ended December 31, 2019.

Interest expense

The Company incurred interest charges of $35,132 and $0 during the years ended December 31, 2019 and 2018, on these related party convertible notes payable of which $8,205 was accrued and payable as of December 31, 2019.

Maturities

Future maturities of notes payable are as follows as of December 31:

2020	$1,132,608
$1,132,608

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of December 31:

	2019	2018
Convertible note 2019-01. On April 18, 2019, the Company issued a convertible note payable in the amount $150,000. This note accrues interest at 10% per annum and originally matured on December 31, 2019, which was subsequently extended to March 31, 2020. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment, which resulted in a beneficial conversion feature) any time at the holder’s option or automatically upon maturity provided the 20-day volume weighted average price per share of the Company’s common stock upon maturity is at least $24 per share. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, on November 8, 2019, the conversion price was adjusted to $14 per share, which resulted in a beneficial conversion feature. (The conversion price was further adjusted after December 31, 2019 in connection with subsequent issuances and was equal to $4.27 per share as of March 30, 2020.) This note was also issued with a detachable warrant to purchase 2,500 shares of stock at $40 per share. The valuation of the conversion feature and detachable warrants and intrinsic value of the beneficial conversion feature resulted in the recognition of an additional $199,012 discount on this note. This note was fully repaid as of March 17, 2020.	$150,000	$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

	2019	2018

Convertible note 2019-03. On September 4, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option, which resulted in a beneficial conversion feature. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 1,000 shares of stock at $24 per share. The valuation of the detachable warrants resulted in the recognition of an additional $18,326 discount on this note. This note requires monthly interest payments.	108,696	-

Convertible note 2019-04. On September 25, 2019, the Company issued a convertible note payable in the amount $54,348, with an original issue discount of $4,348 in exchange for $50,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $24 per share. The valuation of the detachable warrants resulted in the recognition of an additional $4,190 discount on this note. This note requires monthly interest payments.	54,348	-

Convertible note 2019-05. On October 3, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrants resulted in the recognition of an additional $2,705 discount on this note. This note requires monthly interest payments.	27,174	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

	2019	2018

Convertible note 2019-06. On October 10, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrants resulted in the recognition of an additional $2,505 discount on this note. This note requires monthly interest payments.	27,174	-

Convertible note 2019-08. On October 23, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with detachable warrants to purchase 1,250 shares of stock at $30 per share and 1,250 shares of stock at $40 per share. The valuation of the detachable warrants resulted in the recognition of an additional $21,363 discount on this note. This note requires monthly interest payments.	108,696	-

Convertible note 2019-09. On October 29, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrants resulted in the recognition of an additional $2,295 discount on this note. This note requires monthly interest payments.	27,174	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

	2019	2018

Convertible note 2019-10. On November 8, 2019, the Company issued a convertible note payable in the amount $16,304, with an original issue discount of $1,304 in exchange for $15,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $14 per share any time at the holder’s option, which resulted in a beneficial conversion feature. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 150 shares of stock at $14 per share. The valuation of the conversion feature and detachable warrants and intrinsic value of the beneficial conversion feature resulted in the recognition of an additional $3,279 discount on this note. This note requires monthly interest payments.	16,304	-

Total notes payable	519,566	-

Less original issue discounts	(29,566)	-

Convertible notes payable, net	490,000	-

Less conversion rights, warrant, and beneficial conversion feature discounts	(253,675)	-

Plus amortization of discounts	121,964	-

Total convertible notes payable, net	$358,289	$-

Discounts

Total discounts of $283,241 are amortized using the interest method, which resulted in amortization recorded as interest expense of $121,964 for the year ended December 31, 2019, respectively.

Interest expense

The Company incurred interest charges of $17,877 and $0 during the years ended December 31, 2019 and 2018, respectively, on these notes payable of which $13,114 was accrued and payable as of December 31, 2019.

Maturities

Future maturities of notes payable are as follows as of December 31:

2020	$519,566
$519,566

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has identified the embedded derivatives related to the convertible notes described in Notes 7 and 8. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of these derivative liabilities as of the inception date of those convertible notes and each subsequent reporting date.

The Company estimates the fair value of these derivative liabilities using the Black-Scholes valuation model. The initial value is used in the determination of a note discount with each subsequent change in fair value as a component of operations. The range of fair value assumptions used for derivative financial instruments during the year ended December 31, 2019, were as follows:

Dividend yield	0.0%
Risk-free rate	1.75% - 2.44%
Volatility	102% - 175%
Expected term	1 year

Volatility was calculated based on the historical volatility of the Company. The risk-free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the derivative liabilities to be valued. The expected dividend yield was zero, because the Company does not anticipate paying a dividend within the relevant timeframe.

For the year ended December 31, 2019, the Company recognized total derivative liabilities and convertible note discounts of $471,000 based on the fair value at the convertible notes’ inception dates. These derivative liabilities were subsequently revalued at $827,314 as of December 31, 2019, which resulted in a loss of $356,314 on the change in value of these derivative liabilities.

The following table presents the three-level hierarchy prescribed by U.S. GAAP for derivative liabilities since it is a liability that is measured and recognized at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3

December 31, 2019	-	-	$827,314

NOTE 10 – STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On January 15, 2020, the Company effected a 200-for-1 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock. The Reverse Stock Split did not change the number of shares of common stock authorized for issuance, the par value of the common stock, or any other terms of the common stock. No fractional shares were issued in the Reverse Stock Split and any remaining share fractions were rounded up to the next whole share. Under the terms and conditions of outstanding options, warrants, and other convertible securities, the number of underlying shares of common stock and the exercise prices or conversion prices thereof were proportionately adjusted for the Reverse Stock Split. All share and per share amounts reported in the consolidated financial statements reflect the Reverse Stock Split.

Self-directed stock issuance 2019

During the year ended December 31, 2019, the Company sold securities in a self-directed offering to existing stockholders of the Company in the aggregate amount of $245,000, respectively, at $60 per unit. Each $60 unit consisted of 2 shares of restricted common stock (8,169 shares) and a five-year warrant to purchase 1 share of restricted common stock (4,085 warrant shares) at $40 per share.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 10 – STOCKHOLDERS’ DEFICIT (continued)

Warrant exchange offering

In June 2018, the Company commenced an offering to exchange outstanding warrants for shares of common stock under a Form S-4 Registration Statement. These shares of common stock were issued to warrant holders in exchange for (i) their outstanding warrants to purchase shares of common stock at $125 per share, and (ii) cash payment of $30 per share. This offering closed on July 27, 2018, and resulted in an exchange of 48,033 warrants and $1,440,043 in gross proceeds for 48,033 shares of common stock. Stock issuance costs associated with this capital raise totaled $196,006, resulting in a net total of $1,244,037 raised in this offering.

Shares outstanding

As of December 31, 2019 and December 31, 2018, the Company had a total of 687,564 and 669,967, respectively, shares of common stock outstanding.

NOTE 11 – STOCK GRANTS

Director stock grants

During the years December 31, 2019 and 2018, the Company granted its independent directors an aggregate of 11,054 and 6,725, respectively, shares of restricted common stock in the Company. These shares were fully vested upon issuance. The increase in number of shares issued was due to the expansion of the Board of Directors by two members effective June 1, 2018. The expense recognized for these grants based on the grant date fair value was $350,000 and $287,500 for the years ended December 31, 2019 and 2018, respectively.

Consultant stock grants

On April 10, 2017, the Company granted a consultant 500 shares of restricted common stock valued at $46 per share. These shares were subject to a risk of forfeiture and vested quarterly in arrears commencing on April 1, 2017. The Company recognized $0 and $5,750 in stock-based compensation related to this grant during the years ended December 31, 2019 and 2018, respectively.

On August 8, 2017, the Company granted a consultant 500 shares of restricted common stock valued at $35 per share. These shares were subject to a risk of forfeiture and vested 25% upon grant and quarterly in arrears thereafter commencing on September 1, 2017. The Company recognized $0 and $4,375 in stock-based compensation related to this grant during the years ended December 31, 2019 and 2018, respectively.

On December 31, 2018, the Company granted consultants 563 shares of restricted common stock valued at $40 per share. These shares were fully vested upon issuance. The Company recognized $22,500 in stock-based compensation related to these grants during the year ended December 31, 2018.

On March 31, 2019, the Company granted consultants 187 shares of restricted common stock valued at $34 per share. On June 30, 2019, the Company granted consultants 188 shares of restricted common stock valued at $25 per share. On September 30, 2019, the Company granted consultants 187 shares of restricted common stock valued at $17.80 per share. On December 31, 2019, the Company granted consultants 188 shares of restricted common stock valued at $12 per share. These shares were fully vested upon issuance. The Company recognized $16,650 in stock-based compensation related to these grants during the year ended December 31, 2019.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCK OPTION PLANS

On February 7, 2014, the Company adopted the 2014 Equity Compensation Plan. Under this plan, the Company may issue options to purchase shares of common stock to employees, directors, advisors, and consultants. The aggregate number of shares reserved under this plan upon adoption was 152,101. On April 16, 2015, the majority stockholder of the Company approved an increase in the shares reserved under this plan by 75,000 shares. On December 4, 2018, the stockholders of the Company approved an increase in the shares reserved under this plan by an additional 25,000 shares and authorized the annual increase of the shares reserved under this plan on January 1st of each year, at the discretion of the Board of Directors, by up to such number of shares that is equal to four percent (4%) of the shares of common stock issued and outstanding as of December 31st of the previous calendar year. Accordingly, effective as of January 1, 2020, the shares reserved under this plan were increased by 27,000 shares. An aggregate of 279,101 shares of common stock are presently reserved for issuance under this plan.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2018	191,119	$82.79	5.23	$562,579
Exercisable January 1, 2018	181,119	$82.40	4.97	$562,579
Canceled	(1,750)
Granted	14,168
Exercised	(1,000)
Forfeited	-
Outstanding December 31, 2018	202,537	$80.13	4.52	$987,064
Exercisable December 31, 2018	185,837	$82.13	4.10	$967,064
Canceled	(291)
Granted	-
Exercised	-
Forfeited	-
Outstanding December 31, 2019	202,246	$80.14	3.52	$-
Exercisable December 31, 2019	192,108	$81.32	3.26	$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCK OPTION PLANS (continued)

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on December 31, 2019, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the years ended December 31, 2019 and 2018 are presented below:

Non-vested at January 1, 2018	10,000
Granted	14,168
Vested	(5,718)
Canceled	(1,750)
Non-vested at December 31, 2018	16,700
Granted	-
Vested	(6,271)
Canceled	(291)
Non-vested at December 31, 2019	10,138

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued were as follows for the years ended December 31:

	2019	2018
Dividend yield	0.0%	0.0%
Risk-free rate	2.38% - 3.04%	2.38% - 3.04%
Volatility	214% - 226%	214% - 226%
Expected term	3 - 7 years	3 - 7 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCK OPTION PLANS (continued)

Stock option exercise

During the year ended December 31, 2018, the Company issued 786 shares of common stock in connection with the cashless exercise of stock options for 1,000 shares of common stock exercisable at $12 per share with 214 shares of common stock withheld with an aggregate fair market value equal to the aggregate exercise price.

Stock based compensation

The Company recognized stock-based compensation expense related to options during the years ended December 31:

	2019	2018
Service provider compensation	$177,500	$124,896
Employee compensation	164,438	205,250
Total	$341,938	$330,146

NOTE 13 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2018	637,304	$47.13	3.15	$3,955,896
Exercisable January 1, 2018	637,304	$47.13	3.15	$3,955,896
Canceled	-
Granted	1,579
Exercised	(48,033)
Expired	(510)
Outstanding December 31, 2018	590,340	$40.65	2.32	$7,846,743
Exercisable December 31, 2018	590,340	$40.65	2.32	$7,846,743
Canceled	-
Granted	20,985
Exercised	-
Expired	(94,577)
Outstanding December 31, 2019	516,748	$24.60	1.86	$-
Exercisable December 31, 2019	516,748	$24.60	1.86	$-

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

The Company did not recognize any stock-based compensation expense related to warrants during the years ended December 31, 2019 and 2018, respectively.

Convertible note warrants

Warrants to purchase 16,900 shares of common stock at $14 to $40 per share were issued in connection with the issuance of convertible notes. These warrants were immediately vested and expire in five years and were recorded as discounts on the convertible notes in the aggregate amount of $125,545.

Warrant exchange offering

In June 2018, the Company commenced an offering to exchange outstanding warrants for shares of common stock under a Form S-4 Registration Statement. These shares of common stock were issued to warrant holders in exchange for (i) their outstanding warrants to purchase shares of common stock at $125 per share, and (ii) cash payment of $30 per share. This offering closed on July 27, 2018, and resulted in an exchange of 48,033 warrants and $1,440,043 in gross proceeds for 48,033 shares of common stock. Stock issuance costs associated with this capital raise totaled $196,006, resulting in a net total of $1,244,037 raised in this offering. As part of this offering, warrants to purchase 1,579 shares of common stock at $42 per share were issued to investment bankers for their services.

Warrant expiration

During the year ended December 31, 2019, warrants to purchase an aggregate of 94,577 shares of common stock expired. During the year ended December 31, 2018, warrants to purchase an aggregate of 510 shares of common stock expired.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – INCOME TAXES

The following table presents a reconciliation of the statutory Federal rate and the Company’s effective tax rate for the years ended December 31:

	2019	2018
Change in valuation allowance	12.80%	17.69%
Debt instruments	3.19%	0.00%
Stock based compensation	2.92%	3.37%
Accrued compensation	1.03%	(0.28)%
Interest expense	0.85%	0.00%
Depreciation and amortization	0.16%	0.15%
Other	0.04%	0.07%
Tax provision (benefit) at Federal statutory rate	(21.00)%	(21.00)%
Effective tax rate	0.00%	0.00%

The effective tax rate for the three and years ended December 31, 2019 and 2018, differs from the statutory rate of 21% for the years ended December 31, 2019 and 2018, respectively, as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

There was not a provision for income taxes for the years ended December 31, 2019 and 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities for the years ended December 31:

	2019	2018
DEFERRED TAX ASSETS, net:
Net operating loss carryforwards	$10,670,455	$9,633,893
Accrued compensation	1,211,630	1,080,432
Stock based compensation	196,809	178,174
Credit carryforwards	58,122	52,592
Interest expenses	57,332	-
Depreciation and amortization	(208,482)	(63,917)
Debt instruments	(408,144)	-
Total	11,577,722	10,881,174
Less valuation allowance	(11,577,722)	(10,881,174)
NET DEFERRED TAX ASSETS	$-	$-

As of December 31, 2019, the Company had a Federal net operating loss carryforward of $40,911,211. In addition, the Company had a net operating loss carryforward for Hawaii income tax purposes of $32,827,665 as of December 31, 2019. These amounts may be used to offset up to 80% of future taxable income and differ from the Company’s accumulated deficit due to permanent and temporary tax differences.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of December 31, 2019 and 2018, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – INCOME TAXES (continued)

Recent tax legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as reducing the U.S. federal statutory tax rate. The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018.

As a result of TCJA, the Company recorded a change in its deferred tax asset of approximately, $3.8 million for the year ended December 31, 2017, which was offset by an adjustment to the allowance.

NOTE 15 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31:

	2019
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(5,093,037)	680,152	$(7.49)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(5,106,514)	680,152	$(7.49)

	2018
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(4,024,222)	637,028	$(6.32)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(4,024,222)	637,028	$(6.32)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the years ended December 31:

	2019	2018
Common stock underlying options	202,246	202,537
Common stock underlying warrants	516,748	590,340
Common stock underlying convertible notes	105,360	-
Total common stock equivalents	824,354	792,877

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 16 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $37,915 and 39,302, for the years ended December 31, 2019 and 2018, respectively.

Fleet Lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require monthly payments of $1,619 for three years. These leases convert to month-to-month leases in January 2021 unless terminated. The Company terminated one lease in August of 2019, which reduced the monthly payments to $1,002. Total lease expense under this agreement was $16,174 and $21,196 for the years ended December 31, 2019 and 2018, respectively.

Right-to-use leased asset and liability

As a result of the adoption of ASU No. 2016-02, Leases, on January 1, 2019, the Company recognized a right-to-use leased asset and liability for the Fleet Leases. The balance of this right-to-use asset and liability was $12,488 as of December 31, 2019.

Future minimum lease payments

Future minimum lease payments are as follows for the years ended December 31:

2020	$12,024
2021	1,002
$13,026

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 17 – COMMITMENTS

Patent payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. There were no revenues generated by this license during the years ended December 31, 2019 and 2018. The remaining obligation of $20,000 as of December 31, 2019 and 2018, is recorded as a part of accounts payable on the consolidated balance sheets. The license expired in February 2016.

Employee settlement

As of December 31, 2019 and 2018, the Company owed a former employee a severance settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the severance settlement, a stock option previously granted to the former employee was fully vested and extended.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance and noted the following non-recognized events for disclosure.

Potential Impact of COVID-19

In December 2019, a novel coronavirus was reported in China and the resulting COVID-19 has become a global pandemic as of the date of this report. This matter may negatively impact our results of operations; however, the related financial impact and duration cannot be reasonably estimated at this time.

Convertible Promissory Notes

The Company entered into convertible notes payable with lenders as set forth in the table below. Each of these notes and accrued interest thereon may convert into shares of our common stock at the conversion price set forth in the table below. Certain of these notes were issued with detachable five-year warrants to purchase shares of our common stock as set forth in the table below.

Issuance Date	Principal Amount	Original Issue Discount	Gross Proceeds	Interest Rate		Maturity Date		Note Conversion Price Per Share		Number of Shares Underlying Warrants		Warrant Exercise Price Per Share
January 6, 2020	$10,870	$870	$10,000	8%	(1)	June 30, 2020	(4,5)	$10.00	(7)	100		$10.00
January 21, 2020	262,500	12,500	250,000	10%	(2,3)	June 30, 2020	(6)	4.27	(7)	-	(10,11)	-
February 25, 2020	52,632	2,632	50,000	8%	(1)	June 30, 2020	(4,5)	7.50	(8)	500		7.50
March 16, 2020	250,000	20,000	230,000	10%	(2)	September 16, 2020	(4)	4.50	(7,9)	-	(10,12)	5.75
March 16, 2020	250,000	20,000	230,000	10%	(2)	September 16, 2020	(4)	4.50	(7,9)	-	(10,12)	5.75
Total	$826,002	$56,002	$770,000	8-10%		2020		$4.27-10.00		600		$5.75-10.00

(1)	Accrued interest on this note is payable monthly in cash.
(2)	Accrued interest on this note is payable upon maturity.
(3)	One-time fixed interest charge equal to ten percent (10%).
(4)	Prepayment of this note is not subject to a prepayment penalty or premium.
(5)	If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months.
(6)	Prepayment of this note is subject to a prepayment penalty or premium of fifteen percent (15%) for prepayments on or prior to March 31, 2020, twenty-five percent (25%) for prepayments on or prior to May 15, 2020, or thirty percent (30%) prior to June 30, 2020
(7)	This note and accrued interest thereon may convert into shares of our common stock any time at the holder’s option.
(8)	This note and accrued interest thereon may convert into shares of our common stock any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a twenty-five percent (25%) discount to the offering price.
(9)	The conversion price of this note is subject to adjustment upon the issuance of our common stock or securities convertible into our common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances.
(10)	No warrant was issued in connection with this note.
(11)	5,855 shares of our common stock were issued in connection with the purchase of this note.
(12)	5,000 shares of our common stock were issued as a commitment fee in connection with the purchase of this note. In addition, 27,777 shares of our common stock were issued in connection with the purchase of this note; provided, however, such shares must be returned to us if this note is fully repaid within six (6) months following the issuance date.

On January 16, 2020, the $150,000 convertible note issued April 18, 2019 was amended as follows: (i) the maturity date was extended, as of December 31, 2019, to March 31, 2020; (ii) we agreed to make payments of accrued interest and principal, together with a prepayment penalty equal to twenty percent (20%) of the principal payment, in an aggregate amount of not less than $15,000 per month beginning February 1, 2020 until this note was repaid in full; and (iii) the lender agreed that we could incur additional indebtedness. On March 17, 2020, we fully repaid the remaining principal and interest due under this note, together with a reduced prepayment penalty equal to approximately ten percent (10%) of the principal payment, for an aggregate payment amount of $150,000, pursuant to an agreement between the holder and us, under which we also agreed to adjust the exercise price of the warrant issued in connection with this note to $6.25 per share.

***

