Form 10-Q
period 2020-03-31
CARDAX, INC.
filed 2020-05-15
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

Commission File No. 333-181719

CARDAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4484428
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

As of May 15, 2020, there were 772,098 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

2

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

There are statements in this quarterly report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance, and sales of our products and our ability to raise additional funding sufficient to implement our strategy. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this quarterly report will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements, except as required by law.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

March 31, 2020 and 2019

4

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$51,191	$19,303
Accounts receivable	103,591	205,768
Inventories	1,116,560	1,177,831
Deposits and other assets	3,063	2,066
Prepaid expenses	168,252	181,093

Total current assets	1,442,657	1,586,061

INTANGIBLE ASSETS, net	420,912	420,373

RIGHT TO USE LEASED ASSETS	9,606	12,488

TOTAL ASSETS	$1,873,175	$2,018,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses, current portion	$3,788,788	$3,687,376
Accounts payable and accrued expenses	1,570,898	1,544,402
Fees payable to directors	418,546	418,546
Accrued separation costs, current portion	9,750	9,000
Current portion of related party notes payable	575,000	575,000
Related party convertible notes payable	901,220	651,721
Convertible notes payable, net of discount	430,546	358,289
Employee settlement	50,000	50,000
Lease liability, current portion	9,606	11,527
Derivative liability on convertible notes payable	619,508	827,314

Total current liabilities	8,373,862	8,133,175

NON-CURRENT LIABILITIES
Related party notes payable, less of current portion	1,000,000	1,000,000
Accrued separation costs, less current portion	80,635	83,635
Lease liability, less current portion	-	961

Total non-current liabilities	1,080,635	1,084,596

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	9,454,497	9,217,771

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 762,098 and 687,564 shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively	762	688
Additional paid-in-capital	60,457,139	59,836,818
Accumulated deficit	(68,039,223)	(67,036,355)

Total stockholders’ deficit	(7,581,322)	(7,198,849)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,873,175	$2,018,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three-months ended March 31,

	2020	2019
	(Unaudited)	(Unaudited)

REVENUES, net	$142,813	$164,972

COST OF GOODS SOLD	62,995	104,180

GROSS PROFIT	79,818	60,792

OPERATING EXPENSES:
Salaries and wages	373,292	404,809
Professional fees	222,316	241,368
Selling, general, and administrative expenses	168,413	291,569
Stock based compensation	177,813	180,375
Research and development	35,282	45,672
Depreciation and amortization	8,733	11,262

Total operating expenses	985,849	1,175,055

Loss from operations	(906,031)	(1,114,263)

OTHER INCOME (EXPENSE):
Gain on modification of debt instruments	354,791	-
Change in fair value of derivative liability	(3,667)	-
Interest expense	(447,961)	(21,157)

Total other (expense) income, net	(96,837)	(21,157)

Loss before the provision for income taxes	(1,002,868)	(1,135,420)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,002,868)	$(1,135,420)

NET LOSS PER SHARE
Basic	$(1.43)	$(1.69)
Diluted	$(1.43)	$(1.69)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	700,879	670,260
Diluted	700,879	670,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three-months ended March 31, 2020 and 2019

	Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2019	669,967	$670	$58,407,257	$(61,943,318)	$(3,535,391)

Common stock grants to independent directors	2,303	2	87,498	-	87,500

Common stock grants to service providers	187	-	6,375	-	6,375

Stock based compensation - options	-	-	86,500	-	86,500

Restricted stock issuances	1,501	2	44,998	-	45,000

Net loss	-	-	-	(1,135,420)	(1,135,420)

Balance at March 31, 2019	673,958	$674	$58,632,628	$(63,078,738)	$(4,445,436)

Balance at January 1, 2020	687,564	$688	$59,836,818	$(67,036,355)	$(7,198,849)

Common stock grants to independent directors	3,125	3	18,747	-	18,750

Warrants granted to independent directors	-	-	75,000	-	75,000

Stock based compensation - options	-	-	84,063	-	84,063

Common stock grant to convertible note holders	71,409	71	434,641	-	434,712

Issuance of warrants attached to convertible notes	-	-	2,777	-	2,777

Beneficial conversion feature issued on convertible notes	-	-	141,391	-	141,391

Revaluation of notes payable discounts due to modification of conversion price	-	-	(214,498)	-	(214,498)

Extinguishment of derivative liability upon repayment of convertible note	-	-	78,200	-	78,200

Net loss	-	-	-	(1,002,868)	(1,002,868)

Balance at March 31, 2020	762,098	$762	$60,457,139	$(68,039,223)	$(7,581,322)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-months ended March 31,

	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,002,868)	$(1,135,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,733	11,262
Amortization of debt discount	297,656	-
Stock based compensation	177,813	180,375
Change in fair value of derivative liability	3,667	-
Gain on modification of debt instruments	(354,791)	-
Changes in assets and liabilities:
Accounts receivable	85,385	21,743
Inventories	61,271	57,378
Deposits and other assets	(997)	-
Prepaid expenses	12,841	914
Accrued payroll and payroll related expenses	101,412	35,662
Accounts payable and accrued expenses	43,288	(373,962)
Accrued separation costs	(2,250)	(2,250)

Net cash used in operating activities	(568,840)	(1,204,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(9,272)	(11,100)

Net cash used in investing activities	(9,272)	(11,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of convertible notes payable	770,000	-
Payment of debt issuance costs	(10,000)	-
Repayment of convertible notes principal	(150,000)	-
Proceeds from the issuances of related party notes payable	-	1,000,000
Proceeds from the issuance of common stock	-	45,000

Net cash provided by financing activities	610,000	1,045,000

NET INCREASE (DECREASE) IN CASH	31,888	(170,398)

CASH AT THE BEGINNING OF THE PERIOD	19,303	243,753

CASH AT THE END OF THE PERIOD	$51,191	$73,355

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$116,341	$10,967
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of receivables with payables	$16,792	$49,956
Right to use assets funded through leases	$2,882	30,813
Discounts recognized on notes payable at issuance	$765,732	$-
Extinguishment of derivative liability upon repayment of convertible note	$78,200	$-
Revaluation of notes payable discounts due to modification of conversion price	$534,623	$-

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

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $1,002,868 and $1,135,420 for the three-months ended March 31, 2020 and 2019, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $68,039,223 as of March 31, 2020, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its consumer business. The Company also plans to advance the research and development of its pharmaceutical candidates and anticipates further losses in the development of its pharmaceutical business. The Company’s ability to access the capital markets is unknown during the coronavirus disease 2019 (“COVID-19”) pandemic, which may limit or prevent the funding of its operations and related obligations. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital to carry out its business plan. During the three-months ended March 31, 2020, the Company raised $770,000 in gross proceeds through the issuance of debt securities. The Company filed a registration statement on Form S-1 on August 14, 2019, as amended September 27, 2019 and November 22, 2019, for a proposed $15 million public offering of common stock and warrants; however, there can be no assurance that the proposed public offering will be consummated. The Company’s continued ability to raise capital through future equity and debt securities issuances is unknown, especially during the COVID-19 pandemic. If the Company is unable to obtain adequate capital, the Company may be required to cease operations or substantially curtail its ongoing and planned commercial activities. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2020 and 2019.

Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020.

Revenue from contracts with customers

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

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the three-months ended:

		March 31, 2020	March 31, 2019
Geographical area	Source	(Unaudited)	(Unaudited)
United States	Nutraceuticals	$142,813	$164,972

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Notes payable

The Company issued various notes payable to related and non-related parties. These notes payable included original issue discounts, detachable warrants, conversion features, beneficial conversion features, and debt issuance costs.

●	Original issue discounts. The Company accounts for the original issue discounts in accordance with Accounting Standards Codification (“ASC”) No. 835-30, Interest and Imputation of Interest, which requires the Company to record the discount as a contra-liability and amortize it over the term of the underlying note using the interest method.

●	Detachable warrants. The Company accounts for detachable warrants in accordance with ASC No. 470-20, Debt, which requires the Company to bifurcate and separately account for the detachable warrant as a separated debt instrument. The values are assigned to detachable warrant based on a relative fair allocation between the note, the warrants, and any other debt instrument issued with the note payable. The fair value used for the warrant in this allocation is calculated using the Black-Scholes valuation model.

●	Conversion features. The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s convertible note. The Company is required to carry the embedded derivative on its balance sheet at fair value. The initial value of the embedded derivative is accounted for as a discount to the convertible note and a derivative liability. The liability is required to be remeasured at each reporting date and the change in fair value is recognized as a component in the results of operations. The Company values the embedded derivatives on the condensed consolidated balance sheet at fair value using the Black-Scholes valuation model.

●	Beneficial conversion features. The Company accounts for beneficial conversion features in accordance with ASC No. 470-20, Debt, which requires the Company to recognize a discount and charge an amount to additional paid in capital equal to the intrinsic value of the beneficial conversion feature.

●	Debt issuance costs. The Company accounts for debt issuance costs in accordance with ASC No. 470-20, Debt, which requires the Company to recognize a contra-liability for costs incurred with the issuance of debt instruments. These contra—liabilities are amortized over the term of the underlying note payable using the interest method.

Stock issuance costs

Stock issuance costs related to financing are accounted for as a reduction in stock proceeds in accordance with ASC No. 340-10, Other Assets and Deferred Costs. Such costs consist of underwriting and legal fees, as well as travel costs incurred. These costs were $157,811 as of March 31, 2020, and are being deferred as a component of prepaid expenses in the accompanying condensed consolidated balance sheet until completion of the proposed public offering.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other significant accounting policies

There have been no other material changes to our significant accounting policies during the three-months ended March 31, 2020, as compared to the significant accounting policies described in our Annual Report.

Recently adopted accounting pronouncements

In November 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this ASU require that an entity apply the guidance in Topic 718 to measure and classify share-based payment awards granted to a customer. The amount recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. The guidance in ASU No. 2019-08 is effective fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this ASU did not have a significant impact on the Company or its results of operations.

Recently issued accounting pronouncements

In December 2019, the FASB Issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Management is currently in the process of evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	March 31, 2020 (Unaudited)	December 31, 2019
Raw materials	$763,800	$763,800
Finished Goods	352,760	414,031
Total inventories	$1,116,560	$1,177,831

As of March 31, 2020 and December 31, 2019, $763,800 in raw materials were held at the manufacturer’s facility for future production. Additionally, as of March 31, 2020 and December 31, 2019, $320,125 and $407,756, respectively, in finished goods were held at the manufacturer’s facility for shipment.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	March 31, 2020 (Unaudited)	December 31, 2019
Patents	$614,003	$614,003
Less accumulated amortization	(340,814)	(332,081)
	273,189	281,922
Patents pending	147,723	138,451
Total intangible assets, net	$420,912	$420,373

Patents are amortized using the straight-line method over a period of fifteen years. Amortization expense was $8,733 and $11,262 for the three-months ended March 31, 2020 and 2019, respectively.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

The Company has 29 issued patents, including 14 in the U.S. and 15 outside the U.S. and one patent pending outside the U.S. that will expire between 2023 and 2028, subject to patent term extensions. The Company also has four additional patents pending that if issued would extend patent coverage in the U.S. and outside the U.S. to 2039-2041.

NOTE 5 –ACCRUED SEPARATION COSTS

On August 9, 2016, the Company entered into a separation agreement with an employee to pay $118,635 of accrued compensation over nine-years. As of March 31, 2020, $90,385 remains outstanding of which $9,750 is due within one-year and is reflected as a current liability.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE

Notes payable consisted of the following as of:

	March 31, 2020	December 31, 2019
	(Unaudited)
Inventory financing. On January 11, 2019, the Company entered into a $1,000,000 revolving inventory financing facility with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. Use of proceeds from this facility is limited to the purchase of inventory, including raw materials, intermediates, and finished goods, unless otherwise waived by the lender. This facility accrues interest at the rate of 12% per annum payable monthly, is unsecured, and matures in three years from origination. This facility requires monthly interest payments.	$1,000,000	$1,000,000

Officer loan. On June 26, 2019, the Company borrowed $75,000 from the Chief Executive Officer of the Company with principal and interest due on August 26, 2019, which was subsequently extended to December 31, 2019. This note accrues interest at the rate of 4.5% per annum and is unsecured.	75,000	75,000

Promissory note. On May 20, 2019, the Company entered into a $400,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. On July 10, 2019, this note was amended to increase the principal sum by an additional $100,000. This note accrues interest at the rate of 12% per annum, is unsecured, and originally matured on August 20, 2019, which was subsequently extended to June 30, 2020. All principal and accrued interest is due on the maturity date.	500,000	500,000

Total notes payable	1,575,000	1,575,000

Less current portion	(575,000)	(575,000)

Long term notes payable	$1,000,000	$1,000,000

Interest expense

The Company incurred interest charges of $45,593 and $19,973 during the three-months ended March 31, 2020 and 2019, respectively, on these notes payable. The aggregate amount of accrued and unpaid interest on these notes payable was $63,143 and $10,192 as of March 31, 2020 and 2019, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE (continued)

Maturities

Future maturities of notes payable are as follows as of March 31:

2020	$575,000
2021	-
2022	1,000,000
$1,575,000

NOTE 7 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible notes payable consisted of the following as of:

	March 31, 2020	December 31, 2019
	(Unaudited)

Convertible note 2019-02. On July 19, 2019, the Company issued a convertible note payable in the amount $815,217, with an original issue discount of $65,217 in exchange for $750,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of March 31, 2020 and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon issuance and adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 7,500 shares of stock at $24 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note; accordingly, the adjusted exercise price was equal to $4.27 per share as of March 31, 2020 and $14 per share as of December 31, 2019. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $234,300 and $582,533 as of March 31, 2020 and December 31, 2019, respectively, wherein the difference was due to the revaluation of such features upon adjustment of the conversion price. This note requires monthly interest payments.	$815,217	$815,217

Convertible note 2019-07. On October 16, 2019, the Company issued a convertible note payable in the amount $217,391, with an original issue discount of $17,391 in exchange for $200,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of March 31, 2020 and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 2,000 shares of stock at $24 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note; accordingly, the adjusted conversion price was equal to $4.27 per share as of March 31, 2020 and $14 per share as of December 31, 2019. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $63,060 and $110,783 as of March 31, 2020 and December 31, 2019, respectively, wherein the difference was due to the revaluation of such features upon adjustment of the conversion price. This note requires monthly interest payments.	217,391	217,391

Officer convertible note. On November 15, 2019, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 14% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at the conversion price of $20 per share. This note requires monthly interest payments.	100,000	100,000

Total notes payable	1,132,608	1,132,608

Less original issue discounts	(82,608)	(82,608)

Related party convertible notes payable, net	1,050,000	1,050,000

Less discounts for conversion rights, beneficial conversion features, and detachable warrants	(297,360)	(693,316)

Plus amortization of discounts	148,580	295,037

Total convertible notes payable, net	$901,220	$651,721

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 7 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

Discounts

Total discounts (original issue discounts plus discounts for conversion rights, beneficial conversion features, and detachable warrants) of $379,968 are amortized using the interest method, which resulted in amortization recorded as interest expense of $112,446 for the three-months ended March 31, 2020, with total accumulated amortization equal to $148,580 as of March 31, 2020.

In February 2020, the Company adjusted the conversion price of certain related party convertible notes payable in accordance with their terms, which triggered modification accounting and resulted in a gain on these convertible notes of $258,903.

Interest expense

The Company incurred interest charges of $24,020 during the three-months ended March 31, 2020 on these related party convertible notes payable. The aggregate amount of accrued and unpaid interest on these related party convertible notes payable was $8,183 as of March 31, 2020.

Maturities

Future maturities of notes payable are as follows as of March 31:

2020	$1,132,608
$1,132,608

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of:

	March 31, 2020
	(Unaudited)	December 31, 2019
Convertible note 2019-01. On April 18, 2019, the Company issued a convertible note payable in the amount $150,000. This note accrued interest at 10% per annum and originally matured on December 31, 2019, which was subsequently extended to March 31, 2020. This note was fully repaid as of March 17, 2020. While outstanding this note and accrued interest were convertible into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option. The conversion price was subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of March 17, 2020 and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon issuance and adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 2,500 shares of stock at $40 per share. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $0 and $199,012 as of March 31, 2020 and December 31, 2019, respectively, wherein the difference was due to the note being fully repaid as of March 17, 2020.	$-	$150,000

Convertible note 2019-03. On September 4, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 1,000 shares of stock at $24 per share. The valuation of the detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $18,326. This note requires monthly interest payments.	108,696	108,696

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2020	December 31, 2019
	(Unaudited)
Convertible note 2019-04. On September 25, 2019, the Company issued a convertible note payable in the amount $54,348, with an original issue discount of $4,348 in exchange for $50,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $4,190. This note requires monthly interest payments.	54,348	54,348

Convertible note 2019-05. On October 3, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,705. This note requires monthly interest payments.	27,174	27,174

Convertible note 2019-06. On October 10, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,505. This note requires monthly interest payments.	27,174	27,174

Convertible note 2019-08. On October 23, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with detachable warrants to purchase 1,250 shares of stock at $30 per share and 1,250 shares of stock at $40 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $21,363. This note requires monthly interest payments.	108,696	108,696

Convertible note 2019-09. On October 29, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,295. This note requires monthly interest payments.	27,174	27,174

Convertible note 2019-10. On November 8, 2019, the Company issued a convertible note payable in the amount $16,304, with an original issue discount of $1,304 in exchange for $15,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $14 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 150 shares of stock at $14 per share. The valuation of the detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $3,279. This note requires monthly interest payments.	16,304	16,304

Convertible note 2020-01. On January 6, 2020, the Company issued a convertible note payable in the amount $10,870, with an original issue discount of $870 in exchange for $10,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $10 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 100 shares of stock at $10 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $793. This note requires monthly interest payments.	10,870	-

Convertible note 2020-02. On January 21, 2020, the Company issued a convertible note payable in the amount $262,500, with an original issue discount of $12,500 in exchange for $250,000. This note had a one-time fixed interest charge equal to 10% of the principal amount and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $4.27 per share (as adjusted on February 21, 2020) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon adjustment being less than fair market value. 5,855 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. The debt issuance costs and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $85,247. This note is secured by finished goods inventory.	262,500	-

Convertible note 2020-03. On February 25, 2020, the Company issued a convertible note payable in the amount $52,631, with an original issue discount of $2,632 in exchange for $50,000. This note accrues interest at 8% per annum and matures on June 30, 2020. This note and accrued interest may convert into shares of common stock at $7.50 per share any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $7.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $1,985. This note requires monthly interest payments.	52,631	-

Convertible note 2020-04. On March 16, 2020, the Company issued a convertible note payable in the amount $250,000, with an original issue discount of $20,000 in exchange for $230,000. This note accrues interest at 10% per annum and matures on September 16, 2020. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 5,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. 27,777 shares of common stock were also issued in connection with the purchase of this note and recognized as a debt issuance cost; however, these shares are subject to return if the note is fully repaid within 6 months of issuance. $5,000 was paid for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature, debt issuance costs, and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $343,854. This note was fully repaid as of May 14, 2020.	250,000	-

Convertible note 2020-05. On March 16, 2020, the Company issued a convertible note payable in the amount $250,000, with an original issue discount of $20,000 in exchange for $230,000. This note accrues interest at 10% per annum and matures on September 16, 2020. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 5,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. 27,777 shares of common stock were also issued in connection with the purchase of this note and recognized as a debt issuance cost; however, these shares are subject to return if the note is fully repaid within 6 months of issuance. $5,000 was paid for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature, debt issuance costs, and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $343,854.	250,000	-

Total notes payable	1,195,567	519,566

Less original issue discounts	(85,567)	(29,566)

Convertible notes payable, net	1,110,000	490,000

Less discounts for conversion rights, beneficial conversion features, debt issuance costs, and detachable warrants	(830,397)	(253,675)

Plus amortization of discounts	150,943	121,964

Total convertible notes payable, net	$430,546	$358,289

Discounts

Total discounts (original issue discounts plus discounts for conversion rights, beneficial conversion features, debt issuance costs, and detachable warrants) of $915,964 are amortized using the interest method, which resulted in amortization recorded as interest expense of $185,210 for the three-months ended March 31, 2020, with total accumulated amortization equal to $150,943 as of March 31, 2020.

In February 2020, the Company adjusted the conversion price of a convertible note payable in accordance with its terms, which triggered modification accounting and resulted in a gain on this convertible note of $95,888.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

Interest expense

The Company incurred interest charges of $39,426 during the three-months ended March 31, 2020 on these convertible notes payable. The aggregate amount of accrued and unpaid interest on these convertible notes payable was $31,370 as of March 31, 2020.

Maturities

Future maturities of notes payable are as follows as of March 31:

2020	$1,195,567
$1,195,167

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

The Company estimates the fair value of these derivative liabilities using the Black-Scholes valuation model. The initial value is used in the determination of a note discount with each subsequent change in fair value as a component of operations. The range of fair value assumptions used for derivative financial instruments during the three-months ended March 31, 2020, were as follows:

Dividend yield	0.0%
Risk-free rate	0.17% - 1.43%
Volatility	183% - 190%
Expected term	1 year

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Volatility was calculated based on the historical volatility of the Company. The risk-free interest rate used was based on the U.S. Treasury constant maturity rate in effect at the time of valuation for the expected term of the derivative liabilities to be valued. The expected dividend yield was zero, because the Company does not anticipate paying a dividend within the relevant timeframe.

For the three-months ended March 31, 2020, the Company recognized total derivative liabilities and convertible note discounts based on their fair value at the convertible notes’ inception and/or adjustment dates. These derivative liabilities were subsequently revalued at $619,508 as of March 31, 2020, which resulted in a gain of $3,667 on the change in value of these derivative liabilities. During the three months ended March 31, 2020, there was a derivative liability of $78,200 that expired upon repayment of an outstanding convertible note, which was recorded as an adjustment to additional paid in capital.

The following table presents the three-level hierarchy prescribed by U.S. GAAP for derivative liabilities since it is a liability that is measured and recognized at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3

March 31, 2020	$-	$-	$619,508

NOTE 10 – STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On January 15, 2020, the Company effected a 200-for-1 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock. The Reverse Stock Split did not change the number of shares of common stock authorized for issuance, the par value of the common stock, or any other terms of the common stock. No fractional shares were issued in the Reverse Stock Split and any remaining share fractions were rounded up to the next whole share. Under the terms and conditions of outstanding options, warrants, and other convertible securities, the number of underlying shares of common stock and the exercise prices or conversion prices thereof were proportionately adjusted for the Reverse Stock Split. All share and per share amounts reported in the condensed consolidated financial statements reflect the Reverse Stock Split.

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

Shares outstanding

As of March 31, 2020 and December 31, 2019, the Company had a total of 762,098 and 687,564, respectively, shares of common stock outstanding.

NOTE 11 – STOCK GRANTS

Director stock grants

During the three-months ended March 31, 2020 and 2019, the Company granted its independent directors an aggregate of 3,125 and 2,303 shares of restricted common stock, respectively. These shares were fully vested upon issuance. The expense recognized for these grants based on the grant date fair value was $18,750 and $87,500 for the three-months ended March 31, 2020 and 2019, respectively. The decrease in expense related to director stock grants was due to certain independent directors’ election to receive their compensation in the form of warrants effective as of the quarter ended March 31, 2020.

Consultant stock grants

On March 31, 2019, the Company granted consultants 187 shares of restricted common stock valued at $34 per share. On June 30, 2019, the Company granted consultants 188 shares of restricted common stock valued at $25 per share. On September 30, 2019, the Company granted consultants 187 shares of restricted common stock valued at $17.80 per share. On December 31, 2019, the Company granted consultants 188 shares of restricted common stock valued at $12 per share. These shares were fully vested upon issuance. There was no such grant during the three-months ended March 31, 2020. The Company recognized $0 and $6,375 in stock-based compensation related to these grants during the three-months ended March 31, 2020 and 2019, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCK OPTION PLANS

On February 7, 2014, the Company adopted the 2014 Equity Compensation Plan. Under this plan, the Company may issue options to purchase shares of common stock to employees, directors, advisors, and consultants. The aggregate number of shares reserved under this plan upon adoption was 152,101. On April 16, 2015, the majority stockholder of the Company approved an increase in the shares reserved under this plan by 75,000 shares. On December 4, 2018, the stockholders of the Company approved an increase in the shares reserved under this plan by an additional 25,000 shares and authorized the annual increase of the shares reserved under this plan on January 1st of each year, at the discretion of the Board of Directors, by up to such number of shares that is equal to four percent (4%) of the shares of common stock issued and outstanding as of December 31st of the previous calendar year. Accordingly, effective as of January 1, 2020, the shares reserved under this plan were increased by 27,000 shares. An aggregate of 279,101 shares of common stock were reserved for issuance under this plan as March 31, 2020.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2019	202,537	$80.13	4.52	$987,064
Exercisable January 1, 2019	185,837	$82.13	4.10	$967,064
Canceled	(291)
Granted	-
Exercised	-
Forfeited	-
Outstanding December 31, 2019	202,246	$80.14	3.52	$-
Exercisable December 31, 2019	192,108	$81.32	3.26	$-
Canceled	-
Granted	-
Exercised	-
Forfeited	-
Outstanding March 31, 2020	202,246	$80.14	3.27	$-
Exercisable March 31, 2020	193,513	$81.16	3.05	$-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCK OPTION PLANS (continued)

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on March 31, 2020, based on a valuation of the Company’s stock for that day.

A summary of the Company’s non-vested options for the three-months ended March 31, 2020 and year ended December 31, 2019, are presented below:

Non-vested at January 1, 2019	16,700
Granted	-
Vested	(6,271)
Canceled	(291)
Non-vested at December 31, 2019	10,138
Granted	-
Vested	(1,405)
Canceled	-
Non-vested at March 31, 2020	8,733

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes option valuation model and recognizes an expense ratably over the requisite service period. The range of fair value assumptions related to options issued were as follows for the:

	Three-months ended March 31, 2020	Year ended December 31, 2019
Dividend yield	0.0%	0.0%
Risk-free rate	2.38% - 3.04%	2.38% - 3.04%
Volatility	214% - 226%	214% - 226%
Expected term	3 – 7 years	3 – 7 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCK OPTION PLANS (continued)

Stock based compensation

The Company recognized stock-based compensation expense related to options during the:

	Three-months ended March 31
	2020	2019
	Amount	Amount
Service provider compensation	$44,375	$44,375
Employee compensation	39,688	42,125
Total	$84,063	$86,500

NOTE 13 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2019	590,340	$40.65	2.32	$7,846,743
Exercisable January 1, 2019	590,340	$40.65	2.32	$7,846,743
Canceled	-
Granted	20,985
Exercised	-
Expired	(94,577)
Outstanding December 31, 2019	516,748	$24.60	1.86	$-
Exercisable December 31, 2019	516,748	$24.60	1.86	$-
Canceled	-
Granted	13,356
Exercised	-
Expired	(83,068)
Outstanding March 31, 2020	447,036	$23.81	2.15	$-
Exercisable March 31, 2020	447,036	$23.81	2.15	$-

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

Convertible note warrants

During the three-months ended March 31, 2020, warrants to purchase 600 shares of common stock at $7.50 to $10.00 per share were issued in connection with the issuance of convertible notes. During the year ended December 31, 2019, warrants to purchase 16,900 shares of common stock at $14 to $40 per share were issued in connection with the issuance of convertible notes. These warrants were immediately vested and expire in five years. The value of the warrants was recorded as a discount on the convertible notes in the aggregate amount of $69,498 and $125,545 during the three-months ended March 31, 2020 and the year ended December 31, 2019, respectively.

Director warrant grants

During the three-months ended March 31, 2020, the Company granted its independent directors warrants to purchase an aggregate of 12,756 shares of common stock at $6.00 per share. These warrants were immediately vested and expire in ten years. During the three-months ended March 31, 2020, the Company recognized stock-based compensation expense related to these warrants in the aggregate amount of $75,000. During the year ended December 31, 2019, the Company did not recognize any stock-based compensation expense related to warrants.

Warrant expiration

During the three-months ended March 31, 2020, warrants to purchase an aggregate of 83,068 shares of common stock expired. During the year ended December 31, 2019, warrants to purchase an aggregate of 94,577 shares of common stock expired.

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

The effective tax rate for the three-months ended March 31, 2020 and 2019, differs from the statutory rate of 21% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of March 31, 2020, and December 31, 2018, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of March 31, 2020 and December 31, 2019, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 15 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	Three-months ended March 31, 2020 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,002,868)	700,879	$(1.43)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(1,002,868)	700,879	$(1.43)

	Three-months ended March 31, 2019 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,135,420)	670,260	$(1.69)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(1,135,420)	670,260	$(1.69)

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 15 – BASIC AND DILUTED NET LOSS PER SHARE (continued)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Commons stock underlying convertible notes	443,410	-
Common stock underlying options	202,246	202,537
Common stock underlying warrants	447,036	499,041
Total common stock equivalents	1,092,692	701,578

NOTE 16 – LEASES

Manoa Innovation Center

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $8,989 and $9,100 for the three-months ended March 31, 2020 and 2019, respectively.

Fleet lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require monthly payments of $1,619 for three years. These leases convert to month-to-month leases in January 2021 unless terminated. The Company terminated one lease in August of 2019, which reduced the monthly payments to $1,002. Total lease expense under this agreement was $3,754 and $5,959 for the three-months ended March 31, 2020 and 2019, respectively.

Right-to-use leased asset and liability

The Company recognized a right-to-use leased asset and liability for the fleet leases. The balance of this right-to-use asset and liability was $9,606 and $30,813 as of March 31, 2020 and 2019, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance and identified the following for additional disclosure.

Impact of COVID-19

The COVID-19 pandemic is a worldwide health crisis that is adversely affecting the economies and financial markets of many countries and may have short-term and long-term adverse effects on the Company’s business, financial condition, and results of operations that cannot be predicted as the global pandemic continues to evolve. The Company’s sales, receivables, and access to financing, have been adversely affected during the pandemic.

As a result of the COVID-19 pandemic, the CARES Act was signed into law, part of which provided for the Paycheck Protection Program (“PPP”) under the U.S. Small Business Administration. On April 22, 2020, the Company received a PPP loan for $211,300. Under the terms of the program, up to 100% of the loan amount may be forgiven if certain terms and conditions are met. The unforgiven amount, if any, matures in April 2022 and accrues interest at 1% per annum with principal and interest payments starting in November 2020. Management expects that a portion if not all of this loan will be forgiven.

Convertible Promissory Notes

On May 14, 2020, the Company issued a convertible note payable in the amount $500,000, with an original issue discount of $40,000 in exchange for $460,000. This note accrues interest at 10% per annum and matures on May 14, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $9.75 per share, subject to adjustment) any time at the holder’s option. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 10,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note.

On May 14, 2020, the Company fully repaid a convertible note dated March 16, 2020 in the principal amount of $250,000 together with accrued and unpaid interest thereon.

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

Subsequent Events

Impact of COVID-19

The COVID-19 pandemic is a worldwide health crisis that is adversely affecting the economies and financial markets of many countries and may have short-term and long-term adverse effects on our business, financial condition, and results of operations that cannot be predicted as the global pandemic continues to evolve. Our sales, receivables, and access to financing, have been adversely affected during the pandemic.

As a result of the COVID-19 pandemic, the CARES Act was signed into law, part of which provided for the Paycheck Protection Program (“PPP”) under the Small Business Administration. On April 22, 2020, we received a PPP loan for $211,300. Under the terms of the program, up to 100% of the loan amount may be forgiven if certain terms and conditions are met. The unforgiven amount, if any, matures in April 2022 and accrues interest at 1% per annum with principal and interest payments starting in November 2020.

Convertible Promissory Notes

On May 14, 2020, we issued a convertible note payable in the amount $500,000, with an original issue discount of $40,000 in exchange for $460,000. This note accrues interest at 10% per annum and matures on May 14, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $9.75 per share, subject to adjustment) any time at the holder’s option. The conversion price is subject to adjustment upon the issuance of common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 10,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note.

On May 14, 2020, we fully repaid a convertible note dated March 16, 2020 in the principal amount of $250,000 together with accrued and unpaid interest thereon.

Results of Operations

Results of Operations for the Three-Months Ended March 31, 2020 and 2019:

The following table reflects our operating results for the three-months ended March 31, 2020 and 2019:

Operating Summary	Three-months ended March 31, 2020	Three-months ended March 31, 2019
Revenues, net	$142,813	$164,972
Cost of Goods Sold	(62,995)	(104,180)
Gross Profit	79,818	60,792
Operating Expenses	(985,849)	(1,175,055)
Net Operating Loss	(906,031)	(1,114,263)
Other Expenses, net	(96,837)	(21,157)
Net Loss	$(1,002,868)	$(1,135,420)

Operating Summary for the Three-Months Ended March 31, 2020 and 2019

Our revenues presently derive from the sale of ZanthoSyn® primarily through wholesale and, to a lesser extent, e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is available at GNC corporate stores nationwide. As a result, revenues were $142,813 and $164,972 for the three-months ended March 31, 2020 and 2019, respectively. Costs of goods sold were $62,995 and $104,180 for the three-months ended March 31, 2020 and 2019, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $79,818 and $60,792 for the three-months ended March 31, 2020 and 2019, respectively, which represented gross profit margins of approximately 56% and 37%, respectively.

Operating expenses were $985,849 and $1,175,055 for the three-months ended March 31, 2020 and 2019, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered with each employee or service provider. Included in operating expenses were $177,813 and $180,375 in stock-based compensation for the three-months ended March 31, 2020 and 2019, respectively.

Other expenses, net, were $96,837 and $21,157 for the three-months ended March 31, 2020 and 2019, respectively. For the three-months ended March 31, 2020, other income (expenses) consisted of a gain on modification of debt instruments, change in the fair value of a derivative liability, and interest expense of $354,791, $(3,667), and $(447,961), respectively. For the three-months ended March 31, 2019, other income (expenses) consisted of interest income and interest expense of $2 and $(21,159) for a sum of $(21,157) net, respectively.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities. We expect to continue to operate with a net loss until we are able to develop and commercialize our pharmaceutical product candidates. During the three-months ended March 31, 2020 and 2019, we used cash in operating activities in the amount of $568,840 and $1,204,298, respectively, and incurred net losses of $1,002,868 and $1,135,420, respectively.

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

During the three-months ended March 31, 2020 and year ended December 31, 2019, we raised financing of $770,000 and $3,360,000, respectively. During the three-months ended March 31, 2020, our financing was through the issuance of $770,000 in convertible notes payable. During the year ended December 31, 2019, our financing was through the issuance of $245,000 in common stock, $1,575,000 in notes payable to related parties, $1,050,000 in convertible notes payable to related parties, and $490,000 in convertible notes payable. In accordance with U.S. GAAP, derivative liabilities of $619,508 and $827,314 were recognized in connection with convertible notes outstanding as of March 31, 2020 and December 31, 2019, respectively; however, these are non-cash amounts and do not directly impact our liquidity or capital needs.

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

As of the date hereof, we have outstanding promissory notes (including notes payable, convertible notes payable, and secured convertible notes payable) that are (i) due June 30, 2020 in the aggregate principal amount of $2,403,176, (ii) due September 16, 2020 in the aggregate principal amount of $250,000, (iii) due May 14, 2021 in the aggregate principal amount of $500,000, and (iv) due January 11, 2022 in the aggregate principal amount of $1,000,000. Certain promissory notes due June 30, 2020 in the aggregate principal amount of (i) $1,085,240 may convert into shares of our common stock any time at the holder’s option or automatically upon a qualified financing of at least $5 million, (ii) $742,936 may convert into shares of our common stock any time at the holder’s option, and (iii) $575,000 do not have a conversion feature. In addition, repayment of certain promissory notes due June 30, 2020 in the aggregate principal amount of $533,068 can be amortized over thirty-six (36) months if not repaid or converted in full on or prior to the maturity date; and repayment of a certain promissory note due June 30, 2020 in the aggregate principal amount of $262,500 is secured by our finished goods inventory and a personal guaranty of our Chief Executive Officer. Certain promissory notes due September 16, 2020 in the aggregate principal amount of $250,000 and due May 14, 2021 in the aggregate principal amount of $500,000 may convert into shares of our common stock any time at the holder’s option. Our ability to repay any and all of these notes as they become due if not otherwise repaid or converted on or prior to the maturity dates described above is uncertain and will be based on our ability to raise additional capital, generate additional revenues, and/or modify the terms of such debt instruments to the extent necessary.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and provided by financing activities during the periods indicated:

Cash Flow Summary	Three-months ended March 31, 2020	Three-months ended March 31, 2019
Net Cash Used in Operating Activities	$(568,840)	$(1,204,298)
Net Cash Used in Investing Activities	(9,272)	(11,100)
Net Cash Provided by Financing Activities	610,000	1,045,000
Net Cash Increase (Decrease) for Period	31,888	(170,398)
Cash at Beginning of Period	19,303	243,753
Cash at End of Period	$51,191	$73,355

Cash Flows from Operating Activities

During the three-months ended March 31, 2020 and 2019, our operating activities primarily consisted of receipts and receivables from sales and payments or accruals for employees, directors, and consultants for services related to administration, sales and marketing, research and development.

Cash Flows from Investing Activities

During the three-months ended March 31, 2020 and 2019, our investing activities were related to expenditures on patents.

Cash Flows from Financing Activities

During the three-months ended March 31, 2020 and 2019, our financing activities consisted of transactions in which we raised proceeds through the issuance of debt or equity securities. During the three-months ended March 31, 2020, proceeds received from the issuance of convertible notes payable were used, in part, to repay an outstanding convertible note payable of $150,000 and debt issuance costs of $10,000.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: May 15, 2020

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

