Form 10-Q
period 2020-06-30
CARDAX, INC.
filed 2020-08-14
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 758,904 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

There are statements in this quarterly report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance, and sales of our products, and our ability to raise additional financing or obtain grant funding sufficient to implement our strategy. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this quarterly report will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements, except as required by law.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

June 30, 2020 and 2019

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$30,349	$19,303
Accounts receivable, net	-	205,768
Inventories	1,083,248	1,177,831
Deposits and other assets	3,063	2,066
Prepaid expenses	177,074	181,093

Total current assets	1,293,734	1,586,061

INTANGIBLE ASSETS, net	410,583	420,373

RIGHT TO USE LEASED ASSETS	6,724	12,488

TOTAL ASSETS	$1,711,041	$2,018,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses, current portion	$3,949,488	$3,687,376
Accounts payable and accrued expenses	1,569,058	1,544,402
Fees payable to directors	418,546	418,546
Accrued separation costs, current portion	10,500	9,000
Current portion of related party notes payable	600,000	575,000
Current portion of note payable	92,933	-
Related party convertible notes payable	1,132,608	651,721
Convertible notes payable, net of discount	984,939	358,289
Employee settlement	50,000	50,000
Lease liability, current portion	6,724	11,527
Derivative liability on convertible notes payable	337,068	827,314

Total current liabilities	9,151,864	8,133,175

NON-CURRENT LIABILITIES
Note payable, less current portion	118,367	-
Related party notes payable, less current portion	1,000,000	1,000,000
Accrued separation costs, less current portion	77,635	83,635
Lease liability, less current portion	-	961

Total non-current liabilities	1,196,002	1,084,596

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	10,347,866	9,217,771

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 752,654 and 687,564 shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	753	688
Additional paid-in-capital	61,101,987	59,836,818
Accumulated deficit	(69,739,565)	(67,036,355)

Total stockholders’ deficit	(8,636,825)	(7,198,849)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,711,041	$2,018,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended June 30,		For the six-months ended June 30
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$134,521	$45,391	$277,334	$210,363

COST OF GOODS SOLD	38,870	29,481	101,865	133,661

GROSS PROFIT	95,651	15,910	175,469	76,702

OPERATING EXPENSES:
Salaries and wages	340,863	384,917	714,155	789,726
Professional fees	118,126	200,880	340,442	442,248
Selling, general, and administrative expenses	193,904	233,876	362,317	525,445
Stock based compensation	166,562	178,687	344,375	359,062
Research and development	56,494	59,196	91,776	104,868
Depreciation and amortization	8,734	7,766	17,467	19,028

Total operating expenses	884,683	1,065,322	1,870,532	2,240,377

Loss from operations	(789,032)	(1,049,412)	(1,695,063)	(2,163,675)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	80,833	17,385	77,166	17,385
Gain on modification of debt instruments	-	-	354,791	-
Other income	10,000	-	10,000	-
Interest expense	(1,002,143)	(49,667)	(1,450,104)	(70,824)

Total other (expense) income, net	(911,310)	(32,282)	(1,008,147)	(53,439)

Loss before the provision for income taxes	(1,700,342)	(1,081,694)	(2,703,210)	(2,217,114)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,700,342)	$(1,081,694)	$(2,703,210)	$(2,217,114)

NET LOSS PER SHARE
Basic	$(2.26)	$(1.59)	$(3.72)	$(3.28)
Diluted	$(2.26)	$(1.59)	$(3.72)	$(3.28)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	753,222	680,186	727,050	675,250
Diluted	753,222	680,186	727,050	675,250

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER DEFICIT

Six-months ended June 30, 2019 and 2020

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In-Capital	Deficit	Total

Balance at January 1, 2019	669,967	$670	$58,407,257	$(61,943,318)	$(3,535,391)

Common stock grants to independent directors	5,220	5	174,995	-	175,000

Common stock grants to service providers	375	-	11,062	-	11,062

Stock based compensation - options	-	-	173,000	-	173,000

Restricted stock issuance	8,169	8	244,992	-	245,000

Issuance of warrants attached to a convertible note	-	-	33,300	-	33,300

Net loss	-	-	-	(2,217,114)	(2,217,114)

Balance at June 30, 2019	683,731	$683	$59,044,606	(64,160,432)	$(5,115,143)

Balance at January 1, 2020	687,564	$688	$59,836,818	$(67,036,355)	$(7,198,849)

Common stock grants to independent directors	11,458	11	37,489	-	37,500

Warrants granted to independent directors	-	-	150,000	-	150,000

Stock based compensation - options	-	-	156,875	-	156,875

Common stock grant to convertible note holders	81,409	81	532,131	-	532,212

Issuance of warrants attached to convertible notes	-	-	2,777	-	2,777

Beneficial conversion feature issued on convertible notes	-	-	141,391	-	141,391

Revaluation of notes payable discounts due to modification of conversion price	-	-	(214,498)	-	(214,498)

Extinguishment of derivative liability upon repayment of convertible note	-	-	458,977	-	458,977

Stock retirement	(27,777)	(27)	27	-	-

Net loss	-	-	-	(2,703,210)	(2,703,210)

Balance at June 30, 2020	752,654	$753	$61,101,987	$(69,739,565)	$(8,636,825)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER DEFICIT

(continued)

Three-months ended June 30, 2019 and 2020

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In-Capital	Deficit	Total

Balance at April 1, 2019	673,958	$674	$58,632,628	$(63,078,738)	$(4,445,436)

Common stock grants to independent directors	2,917	3	87,497	-	87,500

Common stock grants to service providers	188	-	4,687	-	4,687

Stock based compensation - options	-	-	86,500	-	86,500

Restricted stock issuances	6,668	7	199,993	-	200,000

Issuance of warrants attached to a convertible note	-	-	33,300	-	33,300

Net loss	-	-	-	(1,081,694)	(1,081,694)

Balance at June 30, 2019	683,731	$684	$59,044,605	$(64,160,432)	$(5,115,143)

Balance at April 1, 2020	762,098	$762	$60,457,139	$(68,039,223)	$(7,581,322)

Common stock grants to independent directors	8,333	8	18,742	-	18,750

Warrants granted to independent directors	-	-	75,000	-	75,000

Stock based compensation - options	-	-	72,812	-	72,812

Common stock grant to convertible note holders	10,000	10	97,490	-	97,500

Extinguishment of derivative liability upon repayment of convertible note	-	-	380,777	-	380,777

Stock retirement	(27,777)	(27)	27	-	-

Net loss	-	-	-	(1,700,342)	(1,700,342)

Balance at June 30, 2020	752,654	$753	$61,101,987	$(69,739,565)	$(8,636,825)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended June 30,

	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,703,210)	$(2,217,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,467	19,028
Amortization of debt discount	1,185,108	9,459
Stock based compensation	344,375	359,062
Bad debt expense on note receivable and accrued interest	66,261	-
Change in fair value of derivative liability	(77,166)	(17,385)
Gain on modification of debt instruments	(354,791)
Changes in assets and liabilities:
Accounts receivable	109,412	170,225
Inventories	94,583	55,579
Deposits and other assets	(997)	-
Prepaid expenses	4,019	1,315
Accrued payroll and payroll related expenses	262,112	9,072
Accounts payable and accrued expenses	54,750	(452,689)
Accrued separation costs	(4,500)	(4,500)

Net cash used in operating activities	(1,002,577)	(2,067,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(7,677)	(14,354)

Net cash used in investing activities	(7,677)	(14,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of related party notes payable	25,000	1,475,000
Proceeds from the issuance of notes payable	211,300	-
Proceeds from the issuance of convertible notes payable	1,225,000	150,000
Repayment of principal on convertible notes payable	(400,000)	-
Payment of debt issuance costs	(40,000)	-
Proceeds from the issuance of common stock	-	245,000

Net cash provided by financing activities	1,021,300	1,870,000

NET INCREASE (DECREASE) IN CASH	11,046	(212,302)

BEGINNING OF THE PERIOD	19,303	243,753

END OF THE PERIOD	$30,349	$31,451

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$203,861	$42,045
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of receivables with payables	$30,095	$47,597
Right to use assets funded through leases	$5,764	$26,298
Retirement of issued stock	$27	$-
Debt issuance costs withheld from proceeds	$5,000	$-
Discounts recognized on notes payable at issuance	$676,380	$83,300
Extinguishment of derivative liability upon repayment of convertible notes	$458,977	$-
Revaluation of notes payable discounts due to modification of conversion price	$214,498	$-

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

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $1,700,342 and $2,703,210 for the three and six-months ended June 30, 2020, respectively, and incurred net losses of $1,081,694 and $2,217,114 for the three and six-months ended June 30, 2019, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $69,739,565 as of June 30, 2020, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its consumer business. The Company also plans to advance the research and development of its pharmaceutical candidates and anticipates further losses in the development of its pharmaceutical business. The Company’s ability to access the capital markets is unknown during the coronavirus disease 2019 (“COVID-19”) pandemic, which may limit or prevent the funding of its operations and related obligations. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital to carry out its business plan. During the six-months ended June 30, 2020, the Company raised $1,461,300 in gross proceeds through the issuance of debt securities. The Company filed a registration statement on Form S-1 on August 14, 2019, as amended September 27, 2019, and November 22, 2019, for a proposed $15 million public offering of common stock and warrants; however, there can be no assurance that the proposed public offering will be consummated. The Company’s continued ability to raise capital through future equity and debt securities issuances is unknown, especially during the COVID-19 pandemic. If the Company is unable to obtain adequate capital, the Company may be required to cease operations or substantially curtail its ongoing and planned commercial activities. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides aid to small businesses through programs administered by the U.S. Small Business Administration (the “SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (the “PPP”), under which certain small business are eligible for a loan to fund payroll expenses, rent, and related costs. In April 2020, the Company entered into a PPP loan with a financial institution (see Note 7). Under the terms of the program, the loan amount may be forgiven if certain terms and conditions are met.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2020 and 2019.

Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020 (the “Annual Report”).

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

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the six-months ended:

		June 30, 2020	June 30, 2019
Geographical area	Source	(Unaudited)	(Unaudited)
United States	Nutraceuticals	$266,962	$210,363
Hong Kong	Nutraceuticals	$10,372	$-

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

●	Original issue discounts. The Company accounts for the original issue discounts in accordance with Accounting Standards Codification (“ASC”) No. 835-30, Interest and Imputation of Interest, which requires the Company to record the discount as a contra-liability and amortize it over the term of the underlying note using the interest method.

●	Detachable warrants. The Company accounts for detachable warrants in accordance with ASC No. 470-20, Debt, which requires the Company to bifurcate and separately account for the detachable warrant as a separated debt instrument. The values are assigned to detachable warrant based on a relative fair allocation between the note, the warrants, and any other debt instrument issued with the note payable. The fair value used for the warrant in this allocation is calculated using the Black-Scholes valuation model.

●	Conversion features. The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s convertible note. The Company is required to carry the embedded derivative on its balance sheet at fair value. The initial value of the embedded derivative is accounted for as a discount to the convertible note and a derivative liability. The liability is required to be remeasured at each reporting date and the change in fair value is recognized as a component in the results of operations. The Company values the embedded derivatives on the condensed consolidated balance sheet at fair value using the Black-Scholes valuation model.

●	Beneficial conversion features. The Company accounts for beneficial conversion features in accordance with ASC No. 470-20, Debt, which requires the Company to recognize a discount and charge an amount to additional paid in capital equal to the intrinsic value of the beneficial conversion feature.

●	Debt issuance costs. The Company accounts for debt issuance costs in accordance with ASC No. 470-20, Debt, which requires the Company to recognize a contra-liability for costs incurred with the issuance of debt instruments. These contra-liabilities are amortized over the term of the underlying note payable using the interest method.

Stock issuance costs

Stock issuance costs related to financing are accounted for as a reduction in stock proceeds in accordance with ASC No. 340-10, Other Assets and Deferred Costs. Such costs consist of underwriting and legal fees, as well as travel costs incurred. These costs were $182,811 as of June 30, 2020, and are being deferred as a component of prepaid expenses in the accompanying condensed consolidated balance sheet until completion of the proposed public offering.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable, net, of $0 and $205,768 as of June 30, 2020, and December 31, 2019, respectively, consists of amounts due from sales of dietary supplements.

It is the Company’s policy to provide for an allowance for doubtful collections based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivables are due 60 days after the issuance of the invoice. Receivables past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. There was an allowance of $66,261 as of June 30, 2020, in connection with the Chapter 11 filing for reorganization under the U.S. Bankruptcy Code of General Nutrition Corporation (“GNC”), the Company’s largest customer, on June 23, 2020. There was no allowance necessary as of December 31, 2019.

Other significant accounting policies

There have been no other material changes to our significant accounting policies during the six-months ended June 30, 2020, as compared to the significant accounting policies described in our Annual Report.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	June 30, 2020 (Unaudited)	December 31, 2019
Raw materials	$759,400	$763,800
Finished goods	323,848	414,031
Total inventories	$1,083,248	$1,177,831

As of June 30, 2020, and December 31, 2019, $759,400 and $763,800, respectively, in raw materials were held at the manufacturer’s facility for future production. Additionally, as of June 30, 2020, and December 31, 2019, $298,185 and $407,756, respectively, in finished goods were held at the manufacturer’s facility for shipment.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	June 30, 2020 (Unaudited)	December 31, 2019
Patents	$614,003	$614,003
Less accumulated amortization	(349,548)	(332,081)
	264,455	281,922
Patents pending	146,128	138,451
Total intangible assets, net	$410,583	$420,373

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $8,734 and $17,467 for the three and six-months ended June 30, 2020, respectively. Amortization expense was $7,766 and $19,028 for the three and six-months ended June 30, 2019, respectively.

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

NOTE 5 – ACCRUED SEPARATION COSTS

On August 9, 2016, the Company entered into a separation agreement with an employee to pay $118,635 of accrued compensation over nine-years. As of June 30, 2020, $88,135 remains outstanding of which $10,500 is due within one-year and is reflected as a current liability.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE

Related party notes payable consisted of the following as of:

	June 30, 2020 (Unaudited)	December 31, 2019

Inventory financing. On January 11, 2019, the Company entered into a $1,000,000 revolving inventory financing facility with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. Use of proceeds from this facility is limited to the purchase of inventory, including raw materials, intermediates, and finished goods, unless otherwise waived by the lender. This facility accrues interest at the rate of 12% per annum payable monthly, is unsecured, and matures in three years from origination. This facility requires monthly interest payments.	$1,000,000	$1,000,000

Officer loan. On June 26, 2019, the Company borrowed $75,000 from the Chief Executive Officer of the Company. This note accrues interest at the rate of 4.5% per annum, is unsecured, and was originally due August 26, 2019, but the maturity date was extended to June 30, 2021.	75,000	75,000

Promissory note 2019-01. On May 20, 2019, the Company entered into a $400,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. On July 10, 2019, this note was amended to increase the principal sum by an additional $100,000. This note accrues interest at the rate of 12% per annum, is unsecured, and was originally due August 20, 2019, but the maturity date was extended to June 30, 2021. The principal and accrued interest are due on the maturity date.	500,000	500,000

Promissory note 2012-01. On June 29, 2019, the Company entered into a $25,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. This note accrues interest at the rate of 12% per annum, is unsecured, and matures on September 30, 2020. The principal and accrued interest are due on the maturity date.	25,000	-

Total related party notes payable	1,600,000	1,575,000

Less current portion	(600,000)	(575,000)

Long term related party notes payable	$1,000,000	$1,000,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE (continued)

Interest expense

The Company incurred interest charges on these related party notes payable of $45,610 and $35,487 during the three-months ended June 30, 2020 and 2019, respectively. The Company incurred interest charges on these related party notes payable of $91,203 and $55,460 during the six-months ended June 30, 2020 and 2019, respectively. The aggregate amount of accrued and unpaid interest on these related party notes payable was $78,588 and $15,433 as of June 30, 2020 and 2019, respectively.

Maturities

Future maturities of these related party notes payable are as follows as of June 30:

2021	$600,000
2022	1,000,000
$1,600,000

NOTE 7 – NOTE PAYABLE

On April 22, 2020, the Company received a Paycheck Protection Program (“PPP”) loan under the U.S. Small Business Administration (the “SBA”) for $211,300. Under the terms of the program, up to 100% of the loan amount may be forgiven if certain terms and conditions are met. The unforgiven amount, if any, matures in April 2022 and accrues interest at 1% per annum with principal and interest payments of $11,891 per month starting in November 2020.

Interest expense

The Company incurred interest charges on this note payable of $404 during the three and six-months ended June 30, 2020. The aggregate amount of accrued and unpaid interest on this note payable was $404 as of June 30, 2020.

Maturity

Future maturity of this note payable is as follows as of June 30:

2021	$92,933
2022	118,367
$211,300

The Company also applied for the Economic Injury Disaster Loan (“EIDL”) under the SBA, which remains pending as of the date hereof. The Company received an EIDL advance amount of $10,000 during the six-months ended June 30, 2020. According to the SBA, regardless of whether the loan application is approved or declined, the advance does not need to be repaid, so the Company recognized the advance as other income.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible notes payable consisted of the following as of:

	June 30, 2020 (Unaudited)	December 31, 2019

Convertible note 2019-02. On July 19, 2019, the Company issued a convertible note payable in the amount $815,217, with an original issue discount of $65,217 in exchange for $750,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of June 30, 2020, and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon issuance and adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 7,500 shares of stock at $24 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note; accordingly, the adjusted exercise price was equal to $4.27 per share as of June 30, 2020, and $14 per share as of December 31, 2019. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $234,300 and $582,533 as of June 30, 2020, and December 31, 2019, respectively, wherein the difference was due to the revaluation of such features upon adjustment of the conversion price in February 2020. This note requires monthly interest payments.	$815,217	$815,217

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2020 (Unaudited)	December 31, 2019

Convertible note 2019-07. On October 16, 2019, the Company issued a convertible note payable in the amount $217,391, with an original issue discount of $17,391 in exchange for $200,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of June 30, 2020, and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 2,000 shares of stock at $24 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note; accordingly, the adjusted conversion price was equal to $4.27 per share as of June 30, 2020, and $14 per share as of December 31, 2019. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $63,060 and $110,783 as of June 30, 2020, and December 31, 2019, respectively, wherein the difference was due to the revaluation of such features upon adjustment of the conversion price in February 2020. This note requires monthly interest payments.	217,391	217,391

Officer convertible note. On November 15, 2019, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 14% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at the conversion price of $20 per share. This note requires monthly interest payments.	100,000	100,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

Related party convertible notes payable consisted of the following as of:

	June 30, 2020 (Unaudited)	December 31, 2019

Total related party convertible notes payable	1,132,608	1,132,608

Less original issue discounts	(82,608)	(82,608)

Related party convertible notes payable, net	1,050,000	1,050,000

Less discounts for conversion rights, beneficial conversion features, and detachable warrants	(297,360)	(693,316)

Plus amortization of discounts	379,968	295,037

Total related party convertible notes payable, net	$1,132,608	$651,721

Discounts

Total discounts (original issue discounts plus discounts for conversion rights, beneficial conversion features, and detachable warrants) of $379,968 are amortized using the interest method, which resulted in amortization recorded as interest expense of $231,389 and $343,835 for the three and six-months ended June 30, 2020, with total accumulated amortization equal to $379,968 as of June 30, 2020.

Modifications

In February 2020, the Company adjusted the conversion price of certain related party convertible notes payable in accordance with their terms, which triggered modification accounting and resulted in a gain of $258,903.

On June 30, 2020, the Company extended the maturity dates of the related party convertible notes payable as described in the table above. In conjunction with these extensions, management compared the present values of these notes prior to the extension and after the extension in accordance with FASB ASC No. 470-50, Debt Modifications and Extinguishments, noting that the change in present value was less than 10%. As such, these notes were determined to not be substantially different and no changes in values were recognized.

Interest expense

The Company incurred interest charges on these related party convertible notes payable of $24,020 and $48,040 during the three and six-months ended June 30, 2020, respectively. The aggregate amount of accrued and unpaid interest on these related party convertible notes payable was $7,919 as of June 30, 2020.

Maturities

Future maturities of these related party convertible notes payable are as follows as of June 30:

2021	$1,132,608
$1,132,608

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of:

	June 30, 2020 (Unaudited)	December 31, 2019

Convertible note 2019-01. On April 18, 2019, the Company issued a convertible note payable in the amount $150,000. This note accrued interest at 10% per annum and was originally due December 31, 2019, but the maturity date was extended to March 31, 2020. This note was fully repaid as of March 17, 2020. Prior to repayment, this note and accrued interest were convertible into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option. The conversion price was subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of March 17, 2020, and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon issuance and adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 2,500 shares of stock at $40 per share. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $199,012 as of December 31, 2019. The discounts on this note and accumulated amortization of such discounts were eliminated upon repayment.	$-	$150,000

Convertible note 2019-03. On September 4, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to September 30, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-three (33) months, as amended. This note was also issued with a detachable warrant to purchase 1,000 shares of stock at $24 per share. The valuation of the detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $18,326. This note requires monthly interest payments.	108,696	108,696

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2020 (Unaudited)	December 31, 2019

Convertible note 2019-04. On September 25, 2019, the Company issued a convertible note payable in the amount $54,348, with an original issue discount of $4,348 in exchange for $50,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $4,190. This note requires monthly interest payments.	54,348	54,348

Convertible note 2019-05. On October 3, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,705. This note requires monthly interest payments.	27,174	27,174

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2020 (Unaudited)	December 31, 2019

Convertible note 2019-06. On October 10, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,505. This note requires monthly interest payments.	27,174	27,174

Convertible note 2019-08. On October 23, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with detachable warrants to purchase 1,250 shares of stock at $30 per share and 1,250 shares of stock at $40 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $21,363. This note requires monthly interest payments.	108,696	108,696

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2020 (Unaudited)	December 31, 2019

Convertible note 2019-09. On October 29, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,295. This note requires monthly interest payments.	27,174	27,174

Convertible note 2019-10. On November 8, 2019, the Company issued a convertible note payable in the amount $16,304, with an original issue discount of $1,304 in exchange for $15,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $14 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 150 shares of stock at $14 per share. The valuation of the detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $3,279. This note requires monthly interest payments.	16,304	16,304

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2020 (Unaudited)	December 31, 2019

Convertible note 2020-01. On January 6, 2020, the Company issued a convertible note payable in the amount $10,870, with an original issue discount of $870 in exchange for $10,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $10 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 100 shares of stock at $10 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $793. This note requires monthly interest payments.	10,870	-

Convertible note 2020-02. On January 21, 2020, the Company issued a convertible note payable in the amount $262,500, with an original issue discount of $12,500 in exchange for $250,000. This note had a one-time fixed interest charge equal to 10% of the principal amount and was originally due June 30, 2020. As a subsequent event, the maturity date of this note was extended to September 1, 2020, and 6,250 shares of common stock were issued as consideration for the extension. This note and accrued interest may convert into shares of common stock at $4.27 per share (as adjusted on February 21, 2020) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon adjustment being less than fair market value. 5,855 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. The debt issuance costs and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $85,247. This note is secured by finished goods inventory.	262,500	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2020 (Unaudited)	December 31, 2019

Convertible note 2020-03. On February 25, 2020, the Company issued a convertible note payable in the amount $52,631, with an original issue discount of $2,632 in exchange for $50,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $7.50 per share any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $7.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $1,985. This note requires monthly interest payments.	52,631	-

Convertible note 2020-04. On March 16, 2020, the Company issued a convertible note payable in the amount $250,000, with an original issue discount of $20,000 in exchange for $230,000. This note accrues interest at 10% per annum and was originally due September 16, 2020. This note was fully repaid as of May 14, 2020. Prior to repayment, this note and accrued interest were convertible into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. The conversion price was subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 5,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. 27,777 shares of common stock were also issued in connection with the purchase of this note and recognized as a debt issuance cost; however, these shares were subject to return if the note was fully repaid within 6 months of issuance and were therefore returned upon repayment. $5,000 was paid for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature, debt issuance costs, and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $343,854 upon issuance. The discounts on this note and accumulated amortization of such discounts were eliminated upon repayment.	-	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2020 (Unaudited)	December 31, 2019

Convertible note 2020-05. On March 16, 2020, the Company issued a convertible note payable in the amount $250,000, with an original issue discount of $20,000 in exchange for $230,000. This note accrues interest at 10% per annum and was originally due September 16, 2020. As a subsequent event, the maturity date of this note was extended to October 31, 2020, and the principal amount was increased by $10,000 as consideration for the extension. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 5,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. 27,777 shares of common stock were also issued in connection with the purchase of this note and recognized as a debt issuance cost; however, these shares are subject to return if the note is fully repaid within 6 months of issuance. $5,000 was withheld from the proceeds for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature, debt issuance costs, and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $343,854.	250,000	-

Convertible note 2020-05. On May 14, 2020, the Company issued a convertible note payable in the amount $500,000, with an original issue discount of $40,000 in exchange for $460,000. This note accrues interest at 10% per annum and matures on May 14, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $9.75 per share, subject to adjustment) any time at the holder’s option. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 10,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. $10,000 was paid for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature and debt issuance costs resulted in the recognition of discounts on this note equal to $311,670.	500,000	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	June 30, 2020 (Unaudited)	December 31, 2019

Total convertible notes payable	1,445,568	519,566

Less original issue discounts	(105,568)	(29,566)

Convertible notes payable, net	1,340,000	490,000

Less discounts for conversion rights, beneficial conversion features, debt issuance costs, and detachable warrants	(798,212)	(253,675)

Plus amortization of discounts	443,151	121,964

Total convertible notes payable, net	$984,939	$358,289

Discounts

Total discounts (original issue discounts plus discounts for conversion rights, beneficial conversion features, debt issuance costs, and detachable warrants) of $903,780 are amortized using the interest method, which resulted in amortization recorded as interest expense of $656,063 and $841,273 for the three and six-months ended June 30, 2020, with total accumulated amortization equal to $443,151 as of June 30, 2020.

Modifications

In February 2020, the Company adjusted the conversion price of a convertible note payable in accordance with its terms, which triggered modification accounting and resulted in a gain of $95,888.

On June 30, 2020, the Company extended the maturity dates of certain convertible notes payable as described in the table above. In conjunction with these extensions, management compared the present values of these notes prior to the extension and after the extension in accordance with FASB ASC No. 470-50, Debt Modifications and Extinguishments, noting that the change in present value was less than 10%. As such, these notes were determined to not be substantially different and no changes in values were recognized.

Interest expense

The Company incurred interest charges on these convertible notes payable of $25,006 and $3,041 during the three-months ended June 30, 2020 and 2019, respectively. The Company incurred interest charges on these convertible notes payable of $64,432 and $3,041 during the six-months ended June 30, 2020 and 2019, respectively. The aggregate amount of accrued and unpaid interest on these convertible notes payable was $42,956 and $3,041 as of June 30, 2020 and 2019, respectively.

Maturities

Future maturities of these convertible notes payable are as follows as of June 30:

2021	$1,445,568
$1,445,568

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has identified the embedded derivatives related to the convertible notes described in Notes 8 and 9. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of these derivative liabilities as of the inception date of those convertible notes and each subsequent reporting date.

The Company estimates the fair value of these derivative liabilities using the Black-Scholes valuation model. The initial value is used in the determination of a note discount with each subsequent change in fair value as a component of operations. The range of fair value assumptions used for derivative financial instruments during the six-months ended June 30, 2020, were as follows:

Dividend yield	0.0%
Risk-free rate	0.15% - 1.43%
Volatility	175% - 190%
Expected term	1 year

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

For the six-months ended June 30, 2020, the Company recognized total derivative liabilities and convertible note discounts based on their fair value at the convertible notes’ inception and/or adjustment dates. These derivative liabilities were subsequently revalued at $337,068 as of June 30, 2020, which resulted in a loss of $77,166 on the change in value of these derivative liabilities. During the six months ended June 30, 2020, there were derivative liabilities of $458,977 that expired upon repayment of outstanding convertible notes, which were recorded as adjustments to additional paid in capital.

The following table presents the three-level hierarchy prescribed by U.S. GAAP for derivative liabilities since it is a liability that is measured and recognized at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3

June 30, 2020	$-	$-	$337,068

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

Shares outstanding

As of June 30, 2020, and December 31, 2019, the Company had a total of 752,654 and 687,564 shares of common stock outstanding, respectively.

NOTE 12 – STOCK GRANTS

Director stock grants

During the six-months ended June 30, 2020, the Company granted its independent directors an aggregate of 11,458 shares of restricted common stock, which were fully vested upon issuance. The expense recognized for these grants based on the fair value on the grant date was $37,500. Effective as of the quarter ended March 31, 2020, certain independent directors elected to receive compensation in the form of warrants rather than stock.

During the year ended December 31, 2019, the Company granted its independent directors an aggregate of 11,054 shares of restricted common stock, which were fully vested upon issuance. The expense recognized for these grants based on the fair value on the grant date was $350,000.

Consultant stock grants

During the six-months ended June 30, 2020, the Company did not grant consultants any stock and accordingly did not recognize any related expense.

During the year ended December 31, 2019, the Company granted consultants an aggregate of 750 shares of restricted common stock, which were fully vested upon issuance. The expense recognized for these grants based on the fair value on the grant date was $16,650.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – STOCK OPTION PLANS

On February 7, 2014, the Company adopted the 2014 Equity Compensation Plan. Under this plan, the Company may issue options to purchase shares of common stock to employees, directors, advisors, and consultants. The aggregate number of shares reserved under this plan upon adoption was 152,101. On April 16, 2015, the majority stockholder of the Company approved an increase in the shares reserved under this plan by 75,000 shares. On December 4, 2018, the stockholders of the Company approved an increase in the shares reserved under this plan by an additional 25,000 shares and authorized the annual increase of the shares reserved under this plan on January 1st of each year, at the discretion of the Board of Directors, by up to such number of shares that is equal to four percent (4%) of the shares of common stock issued and outstanding as of December 31st of the previous calendar year. Accordingly, effective as of January 1, 2020, the shares reserved under this plan were increased by 27,000 shares. An aggregate of 279,101 shares of common stock were reserved for issuance under this plan as June 30, 2020.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2019	202,537	$80.13	4.52	$987,064
Exercisable January 1, 2019	185,837	$82.13	4.10	$967,064
Canceled	(291)
Granted	-
Exercised	-
Expired	-
Outstanding December 31, 2019	202,246	$80.14	3.52	$-
Exercisable December 31, 2019	192,108	$81.32	3.26	$-
Canceled	-
Granted	-
Exercised	-
Expired	26,702
Outstanding June 30, 2020	175,544	$85.07	3.48	$-
Exercisable June 30, 2020	168,011	$86.33	3.28	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on June 30, 2020, based on a valuation of the Company’s stock for that day.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – STOCK OPTION PLANS (continued)

A summary of the Company’s non-vested options for the six-months ended June 30, 2020, and year ended December 31, 2019, are presented below:

Non-vested at January 1, 2019	16,700
Granted	-
Vested	(6,271)
Canceled	(291)
Non-vested at December 31, 2019	10,138
Granted	-
Vested	(2,605)
Canceled	-
Non-vested at June 30, 2020	7,533

Option valuation

The Company estimates the fair value of stock options granted on each grant date using the Black-Scholes valuation model and recognizes an expense ratably over the requisite service period. The expected dividend yield is zero, because the Company does not anticipate paying a dividend within the relevant timeframe. The risk-free interest rate used is based on the U.S. Treasury constant maturity rate in effect at the time of grant for the expected term of the stock options to be valued. The expected volatility is calculated based on the historical volatility of the Company. Due to a lack of historical information needed to estimate the Company’s expected term, it is estimated using the simplified method allowed. The Company records forfeitures as they occur and reverses compensation cost previously recognized, in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.

During the six-months ended June 30, 2020, and the year ended December 31, 2019, no options were granted.

Stock-based compensation expense

The Company recognized stock-based compensation expense related to options during the:

	Six-months ended June 30
	2020	2019
	Amount	Amount
Service provider compensation	$77,500	$88,750
Employee compensation	79,375	84,250
Total	$156,875	$173,000

Option expiration

During the six-months ended June 30, 2020, options to purchase an aggregate of 26,702 shares of common stock expired. During the year ended December 31, 2019, no options expired.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2019	590,340	$40.65	2.32	$7,846,743
Exercisable January 1, 2019	590,340	$40.65	2.32	$7,846,743
Canceled	-
Granted	20,985
Exercised	-
Expired	(94,577)
Outstanding December 31, 2019	516,748	$24.60	1.86	$-
Exercisable December 31, 2019	516,748	$24.60	1.86	$-
Canceled	-
Granted	47,604
Exercised	-
Expired	(83,604)
Outstanding June 30, 2020	480,748	$22.08	2.48	$-
Exercisable June 30, 2020	480,748	$22.08	2.48	$-

Warrant valuation

The Company estimates the fair value of warrants granted on each grant date using the Black-Scholes valuation model. The range of fair value assumptions related to warrants issued were as follows for the:

	Six-months ended June 30, 2020	Year ended December 31, 2019
Dividend yield	0.0%	0.0%
Risk-free rate	0.29% – 1.55%	1.34% – 2.37%
Volatility	152% – 207%	145% – 168%
Expected term	2 – 5 years	2 – 2.5 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – WARRANTS (continued)

Convertible note warrants

During the six-months ended June 30, 2020, warrants to purchase 600 shares of common stock at $7.50 to $10.00 per share were issued in connection with the issuance of convertible notes. During the year ended December 31, 2019, warrants to purchase 16,900 shares of common stock at $14 to $40 per share were issued in connection with the issuance of convertible notes. These warrants were immediately vested and expire in five years. The value of the warrants was recorded as a discount on the convertible notes in the aggregate amount of $69,498 and $125,545 during the six-months ended June 30, 2020, and the year ended December 31, 2019, respectively.

Director warrant grants

During the six-months ended June 30, 2020, the Company granted its independent directors warrants as follows:

Date of Grant	Warrants	Exercise Price
March 31, 2020	12,756	$6.00
June 30, 2020	34,248	$2.25

These warrants were immediately vested and expire in ten years. During the six-months ended June 30, 2020, the Company recognized stock-based compensation expense related to these warrants in the aggregate amount of $150,000.

During the year ended December 31, 2019, the Company did not recognize any stock-based compensation expense related to warrants.

Warrant expiration

During the six-months ended June 30, 2020, warrants to purchase an aggregate of 83,604 shares of common stock expired. During the year ended December 31, 2019, warrants to purchase an aggregate of 94,577 shares of common stock expired.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 15 – INCOME TAXES

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

The effective tax rate for the three and six-months ended June 30, 2020 and 2019, differs from the statutory rate of 21% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of June 30, 2020, and December 31, 2019, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of June 30, 2020, and December 31, 2019, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 16 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	Three-months ended June 30, 2020 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,700,342)	753,222	$(2.26)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(1,700,342)	753,222	$(2.26)

	Three-months ended June 30, 2019 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,081,694)	680,186	$(1.59)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(1,081,694)	680,186	$(1.59)

	Six-months ended June 30, 2020 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(2,703,210)	727,050	$(3.72)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(2,703,210)	727,050	$(3.72)

	Six-months ended June 30, 2019 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(2,217,114)	675,250	$(3.28)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(2,217,114)	675,250	$(3.28)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Common stock underlying convertible notes	439,137	6,250
Common stock underlying options	175,544	202,537
Common stock underlying warrants	480,748	504,875
Total common stock equivalents	1,095,429	713,662

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 17 – LEASES

Office lease

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $8,989 and $17,978 for the three and six-months ended June 30, 2020, respectively, and $9,100 and $18,199 for the three and six-months ended June 30, 2019, respectively.

Fleet lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require monthly payments of $1,619 for three years. These leases convert to month-to-month leases in January 2021 unless terminated. The Company terminated one lease in August of 2019, which reduced the monthly payments to $1,002. Total lease expense under this agreement was $3,773 and $7,527 for the three and six-months ended June 30, 2020, respectively, and $5,597 and $11,556 for the three and six-months ended June 30, 2019, respectively.

Right-to-use leased asset and liability

As a result of the adoption of ASU No. 2016-02, Leases, on January 1, 2019, the Company recognized a right-to-use leased asset and liability for the Fleet Leases. The balance of this right-to-use asset and liability was $6,724 as of June 30, 2020.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance and identified the following for additional disclosure.

Note payable

On July 14, 2020, the Company issued a note payable in the amount of $25,000. This note accrued interest at 12% per annum and matured on July 31, 2020. On July 31, 2020, this note was repaid in full.

Convertible notes payable

On July 21, 2020, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 8% per annum and matures on June 30, 2021. This note and accrued interest may convert into shares of common stock (i) any time at the holder’s option at a conversion price of $5.00 per share, or (ii) automatically upon a qualified financing of at least $5 million at a conversion price equal to the lower of $5.00 per share or a 25% discount to the market price. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 20,000 shares of common stock at $7.50 per share and 20,000 shares of common stock at $10.00 per share.

On July 30, 2020, the Company issued a convertible note payable in the amount $25,000. This note accrues interest at 12% per annum, payable monthly, and matures on September 30, 2020. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $5.00 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-three (33) months. This note also contains a detachable warrant exercisable for 5 years to purchase 250 shares of common stock at $5.00 per share.

On August 7, 2020, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 8% per annum and matures on July 31, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $5.00 per share. The Company may not prepay this note without the prior written consent of the holder. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following twenty-four (24) months. This note also contains detachable warrants exercisable for 5 years on a cash or cashless basis to purchase 20,000 shares of common stock at $7.50 per share and 20,000 shares of common stock at $10.00 per share.

On August 10, 2020, an amendment to the $250,000 convertible note payable dated March 16, 2020, extended the maturity date to October 31, 2020, increased the principal amount by $10,000 (as consideration for the extension), and provided that the 27,777 shares of common stock issued in connection with the purchase of the note shall be subject to return if the note is fully repaid by October 31, 2020. All other terms remain unchanged.

On August 14, 2020, an amendment to the $262,500 convertible note payable dated January 21, 2020, extended the maturity date to September 1, 2020. As consideration for the extension, the Company issued 6,250 shares of common stock to the holder, subject to a true-up provision at 180 days following August 14, 2020, if the average of the volume weighted average prices of common stock on the principal trading market during the three trading days prior to such date is less than a specified price; provided, however, that the Company has the right to redeem the 6,250 shares and cancel its obligation to issue any true-up shares by payment to the holder of $25,000. In addition, this note shall bear interest at 10% per annum from and after July 1, 2020. All other terms remain unchanged.

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

Results of Operations

Results of Operations for the Three and Six-Months Ended June 30, 2020 and 2019:

The following table reflects our operating results for the three and six-months ended June 30, 2020 and 2019:

Operating Summary	Three-months ended June 30, 2020	Three-months ended June 30, 2019	Six-months ended June 30, 2020	Six-months ended June 30, 2019
Revenues, net	$134,521	$45,391	$277,334	$210,363
Cost of Goods Sold	(38,870)	(29,481)	(101,865)	(133,661)
Gross Profit	95,651	15,910	175,469	76,702
Operating Expenses	(884,683)	(1,065,322)	(1,870,532)	(2,240,377)
Net Operating Loss	(789,032)	(1,049,412)	(1,695,063)	(2,163,675)
Other Expenses, net	(911,310)	(32,282)	(1,008,147)	(53,439)
Net Loss	$(1,700,342)	$(1,081,694)	$(2,703,210)	$(2,217,114)

Operating Summary for the Three-Months Ended June 30, 2020 and 2019

Our revenues presently derive from the sale of ZanthoSyn® primarily through wholesale and, to a lesser extent, e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is available at GNC corporate stores nationwide. As a result, revenues were $134,521 and $45,391 for the three-months ended June 30, 2020 and 2019, respectively. Costs of goods sold were $38,870 and $29,481 for the three-months ended June 30, 2020 and 2019, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $95,651 and $15,910 for the three-months ended June 30, 2020 and 2019, respectively, which represented gross profit margins of approximately 71% and 35%, respectively. The increases in revenues and gross profit were primarily attributed to differences in GNC promotional incentives and ordering patterns related to ZanthoSyn®.

Operating expenses were $884,683 and $1,065,322 for the three-months ended June 30, 2020 and 2019, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered with each employee or service provider. Included in operating expenses were $166,562 and $178,687 in stock-based compensation for the three-months ended June 30, 2020 and 2019, respectively. The decrease in operating expenses was primarily attributed to decreased professional fees, salaries and wages, and selling, general, and administrative expenses.

Other expenses, net, were $911,310 and $32,282 for the three-months ended June 30, 2020 and 2019, respectively. For the three-months ended June 30, 2020, other income (expenses), consisted of a change in fair value of derivative liability of $80,833, other income of $10,000, and interest expense of $(1,002,143). The interest expense was primarily attributed to amortization of non-cash discounts associated with debt issuances. For the three-months ended June 30, 2019, other income (expenses), consisted of a change in fair value of derivative liability of $17,385 and interest expense of $(49,667).

Operating Summary for the Six-Months Ended June 30, 2020 and 2019

Our revenues were $277,334 and $210,363 for the six-months ended June 30, 2020 and 2019, respectively. Costs of goods sold were $101,865 and $133,661 for the six-months ended June 30, 2020 and 2019, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $175,469 and $76,702 for the six-months ended June 30, 2020 and 2019, respectively, which represented gross profit margins of approximately 63% and 36%, respectively. The increases in revenues and gross profit were primarily attributed to differences in GNC promotional incentives and ordering patterns related to ZanthoSyn®.

Operating expenses were $1,870,532 and $2,240,377 for the six-months ended June 30, 2020 and 2019, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered with each employee or service provider. Included in operating expenses were $344,375 and $359,062 in stock-based compensation for the six-months ended June 30, 2020 and 2019, respectively. The decrease in operating expenses was primarily attributed to decreased professional fees, salaries and wages, and selling, general, and administrative expenses.

Other expenses, net, were $1,008,147 and $53,439 for the six-months ended June 30, 2020 and 2019, respectively. For the six-months ended June 30, 2020, other income (expenses), consisted of a change in fair value of derivative liability of $77,166, gain on modification of debt instruments of $354,791, other income of $10,000, and interest expense of $(1,450,104). The interest expense was primarily attributed to amortization of non-cash discounts associated with debt issuances. For the six-months ended June 30, 2019, other income (expenses), consisted of a change in fair value of derivative liability of $17,385 and interest expense of $(70,824).

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities. We expect to continue to operate with a net loss until we are able to develop and commercialize our pharmaceutical product candidates. During the six-months ended June 30, 2020 and 2019, we used cash in operating activities in the amount of $1,002,577 and $2,067,948, respectively, and incurred net losses of $2,703,210 and $2,217,114, respectively.

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

Our largest customer, GNC, filed for Chapter 11 reorganization under the U.S. Bankruptcy Code on June 23, 2020. As of June 30, 2020, we provided an allowance of $66,261 for our receivables from GNC. We cannot predict the extent of the impact that GNC’s reorganization will have on our future sales and receivables.

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

During the six-months ended June 30, 2020 and 2019, we raised financing of $1,461,300 and $1,870,000, respectively. During the six-months ended June 30, 2020, our financing was through the issuance of $1,225,000 in convertible notes payable, $211,300 in a forgivable note payable, and $25,000 in a note payable to a related party. During the six-months ended June 30, 2019, our financing was through the issuance of $245,000 in common stock, $1,475,000 in notes payable to related parties, and $150,000 in a convertible note payable. In accordance with U.S. GAAP, derivative liabilities of $337,068 and $32,615 were recognized in connection with convertible notes outstanding as of June 30, 2020 and 2019, respectively; however, these are non-cash amounts and do not directly impact our liquidity or capital needs.

We filed a registration statement on Form S-1 on August 14, 2019, as amended September 27, 2019, and November 22, 2019, for a proposed $15 million public offering of our common stock and warrants and the listing of our common stock and such warrants on the Nasdaq Capital Market (the “Proposed Public Offering”). We would use the proceeds from any Proposed Public Offering primarily to fund pharmaceutical development and our operations. After giving effect to the net proceeds that we would receive from the Proposed Public Offering, if closed, we expect to have sufficient cash resources to support our expected operations for at least one year. Notwithstanding the uncertain market conditions related to COVID-19, we plan to continue to pursue the Proposed Public Offering. We cannot give any assurance that the Proposed Public Offering will be consummated on acceptable terms, or at all. In addition, prior to any closing of the Proposed Public Offering, we will need to obtain additional financing, which may not be available on acceptable terms and conditions, or at all.

As of the date hereof, we have outstanding promissory notes that are (i) due in 2020 in the aggregate principal amount of $681,196, of which $656,196 have terms for conversion and/or repayment amortization, (ii) due in 2021 in the aggregate principal amount of $2,731,980, of which $2,156,980 have terms for conversion and/or repayment amortization, and (iii) due in 2022 in the aggregate principal amount of $1,211,300, of which $211,300 has terms for forgiveness and otherwise for repayment amortization starting in November 2020. Our ability to repay any and all of these notes as they become due if not otherwise repaid or converted on or prior to the maturity dates described above is uncertain and will be based on our ability to raise additional capital, generate additional revenues, and/or modify the terms of such debt instruments to the extent necessary.

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

In July 2020, we submitted a grant application to a federal government agency, which is under review as of the date hereof, to fund a proposed clinical trial with one of our astaxanthin products in COVID-19 patients. We are also pursuing other governmental and non-governmental sources of funding for COVID-19 clinical trials. If awarded, any such grant funding would provide non-dilutive capital, but we cannot give any assurance that we will receive any grant funding or the amount or timing or extent of restrictions thereof or our obligations related thereto.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and provided by financing activities during the periods indicated:

Cash Flow Summary	Six-months ended June 30, 2020	Six-months ended June 30, 2019
Net Cash Used in Operating Activities	$(1,002,577)	$(2,067,948)
Net Cash Used in Investing Activities	(7,677)	(14,354)
Net Cash Provided by Financing Activities	1,021,300	1,870,000
Net Cash Increase (Decrease) for Period	11,046	(212,302)
Cash at Beginning of Period	19,303	243,753
Cash at End of Period	$30,349	$31,451

Cash Flows from Operating Activities

During the six-months ended June 30, 2020 and 2019, our operating activities primarily consisted of receipts and receivables from sales and payments or accruals for employees, directors, and consultants for services related to administration, sales and marketing, and research and development.

Cash Flows from Investing Activities

During the six-months ended June 30, 2020 and 2019, our investing activities were related to expenditures on patents.

Cash Flows from Financing Activities

During the six-months ended June 31, 2020 and 2019, our financing activities consisted of transactions in which we raised proceeds through the issuance of debt or equity securities. During the six-months ended June 30, 2020, we raised proceeds from the issuance of convertible notes payable in the aggregate amount of $1,225,000, the issuance of a forgivable note payable in the amount of $211,300, and the issuance of a related party note payable in the amount of $25,000, we repaid outstanding convertible notes payable in the aggregate amount of $400,000, and we paid debt issuance costs in the aggregate amount of $40,000. During the six-months ended June 30, 2019, we raised proceeds from the issuance of common stock in the aggregate amount of $245,000, the issuance of related party notes payable in the aggregate amount of $1,475,000, and the issuance of a convertible note payable in the amount of $150,000.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that our transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and identified no change during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1(1)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of July 21, 2020

10.2(1)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of July 30, 2020

10.3(1)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of August 7, 2020

31.1(1)	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2020

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

