Form 10-Q
period 2020-09-30
CARDAX, INC.
filed 2020-11-13
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, there were 765,154 shares of common stock, $0.001 par value per share (“Common Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

September 30, 2020 and 2019

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$107,185	$19,303
Accounts receivable, net	-	205,768
Inventories	1,057,869	1,177,831
Deposits and other assets	3,063	2,066
Prepaid expenses	208,028	181,093

Total current assets	1,376,145	1,586,061

INTANGIBLE ASSETS, net	406,572	420,373

RIGHT TO USE LEASED ASSETS	3,843	12,488

TOTAL ASSETS	$1,786,560	$2,018,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses, current portion	$4,171,448	$3,687,376
Accounts payable and accrued expenses	1,658,966	1,544,402
Fees payable to directors	418,546	418,546
Accrued separation costs, current portion	11,250	9,000
Current portion of related party notes payable	600,000	575,000
Current portion of note payable	128,338	-
Related party convertible notes payable, net of discount	1,298,689	651,721
Convertible notes payable, net of discount	1,217,207	358,289
Employee settlement	50,000	50,000
Lease liability, current portion	3,843	11,527
Derivative liability on convertible notes payable	649,417	827,314

Total current liabilities	10,207,704	8,133,175

NON-CURRENT LIABILITIES
Note payable, less of current portion	82,962	-
Related party notes payable, less of current portion	1,000,000	1,000,000
Accrued separation costs, less current portion	74,635	83,635
Lease liability, less current portion	-	961

Total non-current liabilities	1,157,597	1,084,596

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	11,365,301	9,217,771

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 765,154 and 687,564 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	765	688
Additional paid-in-capital	61,514,390	59,836,818
Accumulated deficit	(71,093,896)	(67,036,355)

Total stockholders’ deficit	(9,578,741)	(7,198,849)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,786,560	$2,018,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-months ended September 30,		For the nine-months ended September 30
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$66,502	$229,142	$343,836	$439,505

COST OF GOODS SOLD	27,516	120,818	129,381	254,479

GROSS PROFIT	38,986	108,324	214,455	185,026

OPERATING EXPENSES:
Salaries and wages	353,965	387,636	1,068,120	1,177,362
Professional fees	121,844	375,298	462,286	817,546
Selling, general, and administrative expenses	105,461	206,042	467,778	731,487
Stock based compensation	144,062	175,712	488,437	534,774
Research and development	10,681	145,273	102,457	250,141
Depreciation and amortization	8,733	10,074	26,200	29,102

Total operating expenses	744,746	1,300,035	2,615,278	3,540,412

Loss from operations	(705,760)	(1,191,711)	(2,400,823)	(3,355,386)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	(268,711)	(20,524)	(191,545)	(3,139)
Gain on modification of debt instruments	40,133	-	394,924	-
Other income	-	-	10,000	-
Loss on abandonment of patents	-	(36,205)	-	(36,205)
Interest expense	(419,993)	(185,186)	(1,870,097)	(256,010)

Total other (expense) income, net	(648,571)	(241,915)	(1,656,718)	(295,354)

Loss before the provision for income taxes	(1,354,331)	(1,433,626)	(4,057,541)	(3,650,740)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,354,331)	$(1,433,626)	$(4,057,541)	$(3,650,740)

NET LOSS PER SHARE
Basic	$(1.79)	$(2.10)	$(5.51)	$(5.38)
Diluted	$(1.79)	$(2.10)	$(5.51)	$(5.38)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	755,847	683,731	736,719	678,108
Diluted	755,847	683,731	736,719	678,108

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER DEFICIT

Nine-months ended September 30, 2019 and 2020

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In-Capital	Deficit	Total

Balance at January 1, 2019	669,967	$670	$58,407,257	$(61,943,318)	$(3,535,391)

Common stock grants to independent directors	8,137	8	262,492	-	262,500

Common stock grants to service providers	562	1	14,399	-	14,400

Stock based compensation - options	-	-	257,875	-	257,875

Restricted stock issuance	8,169	8	244,992	-	245,000

Issuance of warrants attached to convertible notes	-	-	141,435	-	141,435

Net loss	-	-	-	(3,650,740)	(3,650,740)

Balance at September 30, 2019	686,835	$687	$59,328,450	(65,594,058)	$(6,264,921)

Balance at January 1, 2020	687,564	$688	$59,836,818	$(67,036,355)	$(7,198,849)

Common stock grants to independent directors	17,708	18	56,232	-	56,250

Warrants granted to independent directors	-	-	225,000	-	225,000

Stock based compensation - options	-	-	207,187	-	207,187

Common stock grants to convertible note holders	81,409	81	532,131	-	532,212

Issuance of warrants attached to convertible notes	-	-	303,630	-	303,630

Beneficial conversion feature issued on convertible notes	-	-	141,391	-	141,391

Revaluation of notes payable discounts due to modification of conversion price	-	-	(271,998)	-	(271,998)

Extension fee for convertible note	6,250	6	24,994	-	25,000

Extinguishment of derivative liability upon repayment of convertible note	-	-	458,977	-	458,977

Stock retirement	(27,777)	(28)	28	-	-

Net loss	-	-	-	(4,057,541)	(4,057,541)

Balance at September 30, 2020	765,154	$765	$61,514,390	$(71,093,896)	$(9,578,741)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER DEFICIT

(continued)

Three-months ended September 30, 2019 and 2020

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In-Capital	Deficit	Total

Balance at July 1, 2019	683,731	$684	$59,044,605	$(64,160,432)	$(5,115,143)

Common stock grants to independent directors	2,917	3	87,497	-	87,500

Common stock grants to service providers	187	-	3,338	-	3,338

Stock based compensation - options	-	-	84,875	-	84,875

Issuance of warrants attached to convertible notes	-	-	108,135	-	108,135

Net loss	-	-	-	(1,433,626)	(1,433,626)

Balance at September 30, 2019	686,835	$687	$59,328,450	$(65,594,058)	$(6,264,921)

Balance at July 1, 2020	752,654	$753	$61,101,987	$(69,739,565)	$(8,636,825)

Common stock grants to independent directors	6,250	6	18,744	-	18,750

Warrants granted to independent directors	-	-	75,000	-	75,000

Stock based compensation - options	-	-	50,312	-	50,312

Issuance of warrants attached to convertible notes	-	-	300,853	-	300,853

Revaluation of notes payable discounts due to modification of conversion price	-	-	(57,500)	-	(57,500)

Extension fee for convertible note	6,250	6	24,994	-	25,000

Net loss	-	-	-	(1,354,331)	(1,354,331)

Balance at September 30, 2020	765,154	$765	$61,514,390	$(71,093,896)	$(9,578,741)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended September 30,

	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,057,541)	$(3,650,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,200	29,102
Amortization of debt discount	1,414,808	129,256
Stock based compensation	488,437	534,775
Bad debt expense on accounts receivable	52,766	-
Loss on abandonment of patents	-	36,205
Change in fair value of derivative liability	191,545	3,139
Gain on modification of debt instruments	(394,924)	-
Expense related to extension of debt instruments	35,000	-
Changes in assets and liabilities:
Accounts receivable	118,166	32,333
Inventories	119,962	172,653
Deposits and other assets	(997)	-
Prepaid expenses	(26,935)	(21,013)
Accrued payroll and payroll related expenses	484,072	43,801
Accounts payable and accrued expenses	149,400	(350,650)
Accrued separation costs	(6,750)	(6,750)

Net cash used in operating activities	(1,406,791)	(3,047,889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(12,399)	(58,394)

Net cash used in investing activities	(12,399)	(58,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of related party notes payable	25,000	1,575,000
Proceeds from the issuance of notes payable	236,300	-
Proceeds from the issuance of related party convertible notes payable	250,000	750,000
Proceeds from the issuance of convertible notes payable	1,590,000	300,000
Repayment of principal on related party notes payable	-	-
Repayment of principal on notes payable	(25,000)	-
Repayment of principal on related party convertible notes payable	-	-
Repayment of principal on convertible notes payable	(529,228)	-
Payment of debt issuance costs	(40,000)	-
Proceeds from the issuance of common stock	-	245,000

Net cash provided by financing activities	1,507,072	2,870,000

NET INCREASE (DECREASE) IN CASH	87,882	(236,283)

BEGINNING OF THE PERIOD	19,303	243,753

END OF THE PERIOD	$107,185	$7,470

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$379,671	$13,937
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of receivables with payables	$34,836	$60,670
Right to use assets funded through leases	$8,645	$22,015
Retirement of issued stock	$28	$-
Discounts recognized on notes payable at issuance	$977,233	$384,710
Extinguishment of derivative liability upon repayment of convertible notes	$458,977	$-
Revaluation of notes payable discounts due to modification of conversion price	$271,998	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1 – COMPANY BACKGROUND

The Company’s predecessor, Cardax Pharmaceuticals, Inc. (“Holdings”), was incorporated in the State of Delaware on March 23, 2006.

Cardax, Inc. (the “Company”) (OTCQB:CDXI) is a development stage biopharmaceutical company primarily focused on the development of pharmaceuticals for chronic diseases driven by inflammation. The Company also has a commercial business unit that markets dietary supplements for inflammatory health. CDX-101, the Company’s astaxanthin pharmaceutical candidate, is being developed for cardiovascular inflammation and dyslipidemia, with a target initial indication of severe hypertriglyceridemia. CDX-301, the Company’s zeaxanthin pharmaceutical candidate, is being developed for macular degeneration. The Company’s pharmaceutical candidates are currently in pre-clinical development, including the planning of IND enabling studies. ZanthoSyn® is a physician recommended astaxanthin dietary supplement for inflammatory health. The Company sells ZanthoSyn® primarily through wholesale and e-commerce channels. The safety and efficacy of the Company’s products have not been directly evaluated in clinical trials or confirmed by the FDA.

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $1,354,331 and $4,057,541 for the three and nine-months ended September 30, 2020, respectively, and incurred net losses of $1,433,626 and $3,650,740 for the three and nine-months ended September 30, 2019, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $71,093,896 as of September 30, 2020, and has had negative cash flows from operating activities since inception. The Company expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its consumer business. The Company also plans to advance the research and development of its pharmaceutical candidates and anticipates further losses in the development of its pharmaceutical business. The Company’s ability to access the capital markets is unknown during the coronavirus disease 2019 (“COVID-19”) pandemic, which may limit or prevent the funding of its operations and related obligations. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital to carry out its business plan. During the nine-months ended September 30, 2020, the Company raised $2,101,300 in gross proceeds through the issuance of debt securities. The Company filed a registration statement on Form S-1 on August 14, 2019, as amended September 27, 2019, and November 22, 2019, for a proposed $15 million public offering of common stock and warrants; however, there can be no assurance that the proposed public offering will be consummated. The Company’s continued ability to raise capital through future equity and debt securities issuances is unknown, especially during the COVID-19 pandemic. If the Company is unable to obtain adequate capital, the Company may be required to cease operations or substantially curtail its ongoing and planned commercial activities. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2020 and 2019.

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

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the nine-months ended:

		September 30,	September 30,
Geographical area	Source	2020	2019
		(Unaudited)	(Unaudited)
United States	Nutraceuticals	$333,464	$439,505
Hong Kong	Nutraceuticals	$10,372	$-

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

Stock issuance costs

Stock issuance costs related to financing are accounted for as a reduction in stock proceeds in accordance with ASC No. 340-10, Other Assets and Deferred Costs. Such costs consist of underwriting and legal fees, as well as travel costs incurred. These costs were $198,331 as of September 30, 2020, and are being deferred as a component of prepaid expenses in the accompanying condensed consolidated balance sheet until completion of the proposed public offering.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable, net, of $0 and $205,768 as of September 30, 2020, and December 31, 2019, respectively, consists of amounts due from sales of dietary supplements.

It is the Company’s policy to provide for an allowance for doubtful collections based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivables are due 60 days after the issuance of the invoice. Receivables past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. There was an allowance of $52,766 as of September 30, 2020, in connection with the Chapter 11 filing for reorganization under the U.S. Bankruptcy Code of General Nutrition Corporation (“GNC”), the Company’s largest customer, on June 23, 2020. There was no allowance necessary as of December 31, 2019.

Other significant accounting policies

There have been no other material changes to our significant accounting policies during the nine-months ended September 30, 2020, as compared to the significant accounting policies described in our Annual Report.

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

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	September 30, 2020	December 31, 2019
	(Unaudited)
Raw materials	$759,400	$763,800
Finished goods	298,469	414,031
Total inventories	$1,057,869	$1,177,831

As of September 30, 2020, and December 31, 2019, all raw materials were held at the manufacturer’s facility for future production. Additionally, as of September 30, 2020, and December 31, 2019, $281,791 and $407,756, respectively, in finished goods were held at the manufacturer’s facility for shipment.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	September 30, 2020	December 31, 2019
	(Unaudited)
Patents	$614,003	$614,003
Less accumulated amortization	(358,281)	(332,081)
	255,722	281,922
Patents pending	150,850	138,451
Total intangible assets, net	$406,572	$420,373

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $8,733 and $26,200 for the three and nine-months ended September 30, 2020, respectively. Amortization expense was $10,074 and $29,102 for the three and nine-months ended September 30, 2019, respectively.

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

NOTE 5 – ACCRUED SEPARATION COSTS

On August 9, 2016, the Company entered into a separation agreement with an employee to pay $118,635 of accrued compensation over nine-years. As of September 30, 2020, $85,885 remains outstanding of which $11,250 is due within one-year and is reflected as a current liability.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE

Related party notes payable consisted of the following as of:

	September 30, 2020	December 31, 2019
	(Unaudited)

Inventory financing. On January 11, 2019, the Company entered into a $1,000,000 revolving inventory financing facility with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. Use of proceeds from this facility is limited to the purchase of inventory, including raw materials, intermediates, and finished goods, unless otherwise approved by the lender. This facility accrues interest at the rate of 12% per annum payable monthly, is unsecured, and matures in three years from origination.	$1,000,000	$1,000,000

Officer loan. On June 26, 2019, the Company borrowed $75,000 from the Chief Executive Officer of the Company. This note accrues interest at the rate of 4.5% per annum, payable at maturity, is unsecured, and was originally due August 26, 2019, but the maturity date was extended to June 30, 2021.	75,000	75,000

Promissory note 2019-01. On May 20, 2019, the Company entered into a $400,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. On July 10, 2019, this note was amended to increase the principal sum by an additional $100,000. This note accrues interest at the rate of 12% per annum, payable at maturity, is unsecured, and was originally due August 20, 2019, but the maturity date was extended to June 30, 2021.	500,000	500,000

Promissory note. On June 29, 2020, the Company entered into a $25,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. This note accrued interest at the rate of 12% per annum, payable at maturity, was unsecured, and was originally due September 30, 2020, but the maturity date was extended to October 15, 2020. This note was subsequently repaid on October 8, 2020.	25,000	-

Total related party notes payable	1,600,000	1,575,000

Less current portion	(600,000)	(575,000)

Long term related party notes payable	$1,000,000	$1,000,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE (continued)

Interest expense

The Company incurred interest charges on these related party notes payable of $46,848 and $45,925 during the three-months ended September 30, 2020 and 2019, respectively. The Company incurred interest charges on these related party notes payable of $138,051 and $101,385 during the nine-months ended September 30, 2020 and 2019, respectively. The aggregate amount of accrued and unpaid interest on these related party notes payable was $95,273 and $31,111 as of September 30, 2020 and 2019, respectively.

Maturities

Future maturities of these related party notes payable are as follows as of September 30:

2021	$600,000
2022	1,000,000
$1,600,000

NOTE 7 – NOTES PAYABLE

On April 22, 2020, the Company received a Paycheck Protection Program (“PPP”) loan from a U.S. Small Business Administration (the “SBA”) lender for $211,300. Under the terms of the program, up to 100% of the loan amount may be forgiven if certain terms and conditions are met. The unforgiven amount, if any, matures in April 2022 and accrues interest at 1% per annum with principal and interest payments of $11,891 per month starting in November 2020.

On July 14, 2020, the Company issued a note payable in the amount of $25,000. This note accrued interest at 12% per annum, payable at maturity, and matured on July 31, 2020. On July 31, 2020, this note was repaid in full.

Interest expense

The Company incurred interest charges on these notes payable of $670 and $1,075 during the three and nine-months ended September 30, 2020, respectively. The aggregate amount of accrued and unpaid interest on this note payable was $935 as of September 30, 2020.

Maturity

Future maturity of this note payable is as follows as of September 30:

2021	$128,338
2022	82,962
$211,300

The Company also applied for the Economic Injury Disaster Loan (“EIDL”) from the SBA, which remains pending as of the date hereof. The Company received an EIDL advance amount of $10,000 during the nine-months ended September 30, 2020. According to the terms set forth by the SBA, regardless of whether the loan application is approved or declined, the advance does not need to be repaid; accordingly, the Company recognized the advance as other income.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible notes payable consisted of the following as of:

	September 30, 2020	December 31, 2019
	(Unaudited)

Convertible note 2019-02. On July 19, 2019, the Company issued a convertible note payable in the amount $815,217, with an original issue discount of $65,217 in exchange for $750,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of September 30, 2020, and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon issuance and adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 7,500 shares of stock at $24 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note; accordingly, the adjusted exercise price was equal to $4.27 per share as of September 30, 2020, and $14 per share as of December 31, 2019. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $234,300 and $582,533 as of September 30, 2020, and December 31, 2019, respectively, wherein the difference was due to the revaluation of such features upon adjustment of the conversion price in February 2020.	$815,217	$815,217

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

	September 30, 2020	December 31, 2019
	(Unaudited)

Convertible note 2019-07. On October 16, 2019, the Company issued a convertible note payable in the amount $217,391, with an original issue discount of $17,391 in exchange for $200,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of September 30, 2020, and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 2,000 shares of stock at $24 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note; accordingly, the adjusted conversion price was equal to $4.27 per share as of September 30, 2020, and $14 per share as of December 31, 2019. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $63,060 and $110,783 as of September 30, 2020, and December 31, 2019, respectively, wherein the difference was due to the revaluation of such features upon adjustment of the conversion price in February 2020.	217,391	217,391

Officer convertible note. On November 15, 2019, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 14% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at the conversion price of $20 per share.	100,000	100,000

Convertible note 2020-11. On September 17, 2020, the Company issued a convertible note payable in the amount $271,739, with an original issue discount of $21,739 in exchange for $250,000. This note accrues interest at 8% per annum, payable monthly, and has a maturity of June 30, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. This note was also issued with a detachable warrant to purchase 13,333 shares of stock at $4.50 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note. The valuation of the conversion feature and detachable warrant resulted in the recognition of discounts on this note equal to $88,950 as of September 30, 2020.	271,739	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

Related party convertible notes payable consisted of the following as of:

	September 30, 2020	December 31, 2019
	(Unaudited)

Total related party convertible notes payable	1,404,348	1,132,608

Less original issue discounts	(104,348)	(82,608)

Related party convertible notes payable, net	1,300,000	1,050,000

Less discounts for conversion rights, beneficial conversion features, and detachable warrants	(386,310)	(693,316)

Plus amortization of discounts	384,999	295,037

Total related party convertible notes payable, net	$1,298,689	$651,721

Discounts

Total discounts (original issue discounts plus discounts for conversion rights, beneficial conversion features, and detachable warrants) of $490,658 are amortized using the interest method, which resulted in amortization recorded as interest expense of $5,030 and $348,865 for the three and nine-months ended September 30, 2020, with total accumulated amortization equal to $384,999 as of September 30, 2020.

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

Interest expense

The Company incurred interest charges on these related party convertible notes payable of $25,116 and $13,222 during the three-months ended September 30, 2020 and 2019, respectively. The Company incurred interest charges on these related party convertible notes payable of $73,156 and $13,222 during the nine-months ended September 30, 2020, respectively. The aggregate amount of accrued and unpaid interest on these related party convertible notes payable was $8,750 and $5,360 as of September 30, 2020 and 2019, respectively.

Maturities

Future maturities of these related party convertible notes payable are as follows as of September 30:

2021	$1,404,348
$1,404,348

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of:

	September 30, 2020	December 31, 2019
	(Unaudited)

Convertible note 2019-01. On April 18, 2019, the Company issued a convertible note payable in the amount $150,000. This note accrued interest at 10% per annum, payable at maturity, and was originally due December 31, 2019, but the maturity date was extended to March 31, 2020. This note was fully repaid as of March 17, 2020. Prior to repayment, this note and accrued interest were convertible into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option. The conversion price was subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of March 17, 2020, and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon issuance and adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 2,500 shares of stock at $40 per share. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $199,012 as of December 31, 2019. The discounts on this note and accumulated amortization of such discounts were eliminated upon repayment.	$-	$150,000

Convertible note 2019-03. On September 4, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to December 31, 2020. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty (30) months, as amended. This note was also issued with a detachable warrant to purchase 1,000 shares of stock at $24 per share. The valuation of the detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $18,326.	108,696	108,696

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	September 30, 2020	December 31, 2019
	(Unaudited)

Convertible note 2019-04. On September 25, 2019, the Company issued a convertible note payable in the amount $54,348, with an original issue discount of $4,348 in exchange for $50,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $4,190.	54,348	54,348

Convertible note 2019-05. On October 3, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,705.	27,174	27,174

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	September 30, 2020	December 31, 2019
	(Unaudited)

Convertible note 2019-06. On October 10, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,505.	27,174	27,174

Convertible note 2019-08. On October 23, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with detachable warrants to purchase 1,250 shares of stock at $30 per share and 1,250 shares of stock at $40 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $21,363.	108,696	108,696

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	September 30, 2020	December 31, 2019
	(Unaudited)

Convertible note 2019-09. On October 29, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,295.	27,174	27,174

Convertible note 2019-10. On November 8, 2019, the Company issued a convertible note payable in the amount $16,304, with an original issue discount of $1,304 in exchange for $15,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $14 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 150 shares of stock at $14 per share. The valuation of the detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $3,279.	16,304	16,304

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	September 30, 2020	December 31, 2019
	(Unaudited)

Convertible note 2020-01. On January 6, 2020, the Company issued a convertible note payable in the amount $10,870, with an original issue discount of $870 in exchange for $10,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $10 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 100 shares of stock at $10 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $793.	10,870	-

Convertible note 2020-02. On January 21, 2020, the Company issued a convertible note payable in the amount $262,500, with an original issue discount of $12,500 in exchange for $250,000. This note accrues interest at 10% per annum from and after July 1, 2020, and accrued a one-time fixed interest charge upon issuance equal to 10% of the principal amount. This note was originally due June 30, 2020, but the maturity date was extended to September 1, 2020, and subsequently to October 30, 2020, and then to December 15, 2020. The Company issued 6,250 shares of common stock as consideration for the initial extension to September 1, 2020. The Company paid an extension fee of $25,000 as consideration for the extension to December 15, 2020. This note and accrued interest may convert into shares of common stock at $4.27 per share (as adjusted on February 21, 2020) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon adjustment being less than fair market value. As amended, the before-mentioned conversion features shall not be permitted unless the note remains outstanding after the revised maturity date of October 30, 2020. 5,855 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. The debt issuance costs and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $85,247. This note is secured by finished goods inventory. $200,000 was paid to the holder on September 18, 2020: $32,003 for accrued and unpaid interest to date, $129,228 for principal repayment, and $38,769 as a premium on the principal repayment. The remaining balance is to be paid to the holder on or before December 15, 2020. The amendment to this note on November 10, 2020, which extended the maturity date to December 15, 2020, was considered a material modification under ASC 470-50-40, and as a result, is considered an accounting extinguishment in the period the note was modified.	133,272	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	September 30, 2020	December 31, 2019
	(Unaudited)

Convertible note 2020-03. On February 25, 2020, the Company issued a convertible note payable in the amount $52,631, with an original issue discount of $2,632 in exchange for $50,000. This note accrues interest at 8% per annum, payable monthly, and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. This note and accrued interest may convert into shares of common stock at $7.50 per share any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $7.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $1,985.	52,631	-

Convertible note 2020-04. On March 16, 2020, the Company issued a convertible note payable in the amount $250,000, with an original issue discount of $20,000 in exchange for $230,000. This note accrued interest at 10% per annum, payable at maturity, and was originally due September 16, 2020. This note was fully repaid as of May 14, 2020. Prior to repayment, this note and accrued interest were convertible into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. The conversion price was subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 5,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. 27,777 shares of common stock were also issued in connection with the purchase of this note and recognized as a debt issuance cost; however, these shares were subject to return if the note was fully repaid within 6 months of issuance and were therefore returned upon repayment. $5,000 was paid for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature, debt issuance costs, and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $343,854 upon issuance. The discounts on this note and accumulated amortization of such discounts were eliminated upon repayment.	-	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	September 30, 2020	December 31, 2019
	(Unaudited)

Convertible note 2020-05. On March 16, 2020, the Company issued a convertible note payable in the amount $250,000, with an original issue discount of $20,000 in exchange for $230,000. This note accrues interest at 10% per annum, payable at maturity, and was originally due September 16, 2020, but the maturity date was extended to October 31, 2020, and subsequently to December 31, 2020. The principal amount was increased by $10,000 on August 10, 2020, as consideration for the extension to October 31, 2020. The Company agreed to pay an extension fee of $15,000 as consideration for the extension to December 31, 2020. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 5,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. 27,777 shares of common stock were also issued in connection with the purchase of this note and recognized as a debt issuance cost; however, these shares are subject to return if the note, as amended, is fully repaid by December 31, 2020. $5,000 was withheld from the proceeds for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature, debt issuance costs, and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $343,854. The amendment to this note on November 11, 2020, which extended the maturity date to December 31, 2020, was not considered a material modification under ASC 470-50-40, and as a result, is not considered an accounting extinguishment in the period the note was modified.	260,000	-

Convertible note 2020-06. On May 14, 2020, the Company issued a convertible note payable in the amount $500,000, with an original issue discount of $40,000 in exchange for $460,000. This note accrues interest at 10% per annum, payable at maturity, and matures on May 14, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $9.75 per share, subject to adjustment) any time at the holder’s option. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.50 per share as of September 30, 2020. 10,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. $10,000 was paid for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature and debt issuance costs resulted in the recognition of discounts on this note equal to $230,158 based on the revaluation of such features upon adjustment of the conversion price in September 2020. The amendment to this note on November 4, 2020, which extended the period before the conversion price adjusts from a fixed price to a variable price at a discount to market and the period the Company may prepay the note without penalty or premium, was not considered a material modification under ASC 470-50-40, and as a result, is not considered an accounting extinguishment in the period the note was modified.	500,000	-

Convertible note 2020-07. On July 21, 2020, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 8% per annum, payable at maturity, and matures on June 30, 2021. This note and accrued interest may convert into shares of common stock (i) any time at the holder’s option at a conversion price of $5.00 per share, or (ii) automatically upon a qualified financing of at least $5 million at a conversion price equal to the lower of $5.00 per share or a 25% discount to the market price. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 20,000 shares of common stock at $7.50 per share and 20,000 shares of common stock at $10.00 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $105,800.	100,000	-

Convertible note 2020-08. On July 30, 2020, the Company issued a convertible note payable in the amount $25,000. This note accrues interest at 12% per annum, payable monthly, and was originally due September 30, 2020, but the maturity date was extended to December 31, 2020. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $5.00 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty (30) months, as amended. This note also contains a detachable warrant exercisable for 5 years to purchase 250 shares of common stock at $5.00 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $953.	25,000	-

Convertible note 2020-09. On August 7, 2020, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 8% per annum, payable at maturity, and matures on July 31, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $5.00 per share. The Company may not prepay this note without the prior written consent of the holder. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following twenty-four (24) months. This note also contains detachable warrants exercisable for 5 years on a cash or cashless basis to purchase 20,000 shares of common stock at $7.50 per share and 20,000 shares of common stock at $10.00 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $106,000.	100,000	-

Convertible note 2020-10. On September 8, 2020, the Company issued a convertible note payable in the amount $15,000. This note accrues interest at 8% per annum, payable at maturity, and matures on June 30, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 2,000 shares of common stock at $7.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $5,300.	15,000	-

Convertible note 2020-12. On September 22, 2020, the Company issued a convertible note payable in the amount $25,000. This note accrues interest at 8% per annum, payable monthly, and matures on June 30, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 5,555 shares of common stock at $4.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $11,499.	25,000	-

Convertible note 2020-13. On September 28, 2020, the Company issued a convertible note payable in the amount $108,696 with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum, payable monthly, and matures on June 30, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 24,155 shares of common stock at $4.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $50,001.	108,696	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	September 30, 2020	December 31, 2019
	(Unaudited)

Total convertible notes payable	1,700,034	519,566

Less original issue discounts	(114,262)	(29,566)

Convertible notes payable, net	1,585,772	490,000

Less discounts for conversion rights, beneficial conversion features, debt issuance costs, and detachable warrants	(996,253)	(253,675)

Plus amortization of discounts	627,688	121,964

Total convertible notes payable, net	$1,217,207	$358,289

Discounts

Total discounts (original issue discounts plus discounts for conversion rights, beneficial conversion features, debt issuance costs, and detachable warrants) of $1,110,515 are amortized using the interest method, which resulted in amortization recorded as interest expense of $224,670 and $1,065,943 for the three and nine-months ended September 30, 2020, with total accumulated amortization equal to $627,688 as of September 30, 2020.

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

In September 2020, the Company adjusted the conversion price of a convertible note payable in accordance with its terms, which triggered modification accounting and resulted in a gain of $40,133.

Interest expense

The Company incurred interest charges on these convertible notes payable of $37,418 and $4,496 during the three-months ended September 30, 2020 and 2019, respectively. The Company incurred interest charges on these convertible notes payable of $101,850 and $7,537 during the nine-months ended September 30, 2020 and 2019, respectively. The aggregate amount of accrued and unpaid interest on these convertible notes payable was $39,392 and $7,537 as of September 30, 2020 and 2019, respectively.

Maturities

Future maturities of these convertible notes payable are as follows as of September 30:

2021	$1,700,034
$1,700,034

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

The Company estimates the fair value of these derivative liabilities using the Black-Scholes valuation model. The initial value is used in the determination of a note discount with each subsequent change in fair value as a component of operations. The range of fair value assumptions used for derivative financial instruments during the nine-months ended September 30, 2020, were as follows:

Dividend yield	0.0%
Risk-free rate	0.12% - 1.43%
Volatility	162% - 190%
Expected term	1 year

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

For the nine-months ended September 30, 2020, the Company recognized total derivative liabilities and convertible note discounts based on their fair value at the convertible notes’ inception and/or adjustment dates. These derivative liabilities were subsequently revalued at $649,417 as of September 30, 2020, which resulted in a loss of $191,545 on the change in value of these derivative liabilities. During the nine-months ended September 30, 2020, derivative liabilities of $458,977 were eliminated upon repayment of outstanding convertible notes, which were recorded as adjustments to additional paid in capital.

The following table presents the three-level hierarchy prescribed by U.S. GAAP for derivative liabilities since it is a liability that is measured and recognized at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Change in fair value

December 31, 2019	$-	$-	$827,314	$(356,314)
September 30, 2020	$-	$-	$649,417	$(191,545)

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

Shares outstanding

As of September 30, 2020, and December 31, 2019, the Company had a total of 765,154 and 687,564 shares of common stock outstanding, respectively.

NOTE 12 – STOCK GRANTS

Stock grants to convertible note holders

During the nine-months ended September 30, 2020, the Company granted convertible note holders an aggregate of 81,409 shares of restricted common stock. 25,855 shares were issued as consideration for commitment fees, 27,777 shares issued are returnable if the note is fully repaid by maturity, and 27,777 shares issued were cancelled in accordance with the terms of issuance as the debt was repaid.

An additional 6,250 shares were issued as consideration for extension fees.

Director stock grants

During the nine-months ended September 30, 2020, the Company granted its independent directors an aggregate of 17,708 shares of restricted common stock, which were fully vested upon issuance. The expense recognized for these grants based on the fair value on the grant date was $56,250. Effective as of the quarter ended March 31, 2020, certain independent directors elected to receive compensation in the form of warrants rather than stock.

During the year ended December 31, 2019, the Company granted its independent directors an aggregate of 11,054 shares of restricted common stock, which were fully vested upon issuance. The expense recognized for these grants based on the fair value on the grant date was $350,000.

Consultant stock grants

During the nine-months ended September 30, 2020, the Company did not grant consultants any stock and accordingly did not recognize any related expense.

During the year ended December 31, 2019, the Company granted consultants an aggregate of 750 shares of restricted common stock, which were fully vested upon issuance. The expense recognized for these grants based on the fair value on the grant date was $16,650.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – STOCK OPTION PLANS

On February 7, 2014, the Company adopted the 2014 Equity Compensation Plan. Under this plan, the Company may issue options to purchase shares of common stock to employees, directors, advisors, and consultants. The aggregate number of shares reserved under this plan upon adoption was 152,101. On April 16, 2015, the majority stockholder of the Company approved an increase in the shares reserved under this plan by 75,000 shares. On December 4, 2018, the stockholders of the Company approved an increase in the shares reserved under this plan by an additional 25,000 shares and authorized the annual increase of the shares reserved under this plan on January 1st of each year, at the discretion of the Board of Directors, by up to such number of shares that is equal to four percent (4%) of the shares of common stock issued and outstanding as of December 31st of the previous calendar year. Accordingly, effective as of January 1, 2020, the shares reserved under this plan were increased by 27,000 shares. An aggregate of 279,101 shares of common stock were reserved for issuance under this plan as of September 30, 2020.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2019	202,537	$80.13	4.52	$987,064
Exercisable January 1, 2019	185,837	$82.13	4.10	$967,064
Canceled	(291)
Granted	-
Exercised	-
Expired	-
Outstanding December 31, 2019	202,246	$80.14	3.52	$-
Exercisable December 31, 2019	192,108	$81.32	3.26	$-
Canceled	-
Granted	-
Exercised	-
Expired	(30,277)
Outstanding September 30, 2020	171,969	$84.80	3.30	$-
Exercisable September 30, 2020	165,212	$85.99	3.12	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on September 30, 2020, based on a valuation of the Company’s stock for that day.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – STOCK OPTION PLANS (continued)

A summary of the Company’s non-vested options for the nine-months ended September 30, 2020, and year ended December 31, 2019, are presented below:

Non-vested at January 1, 2019	16,700
Granted	-
Vested	(6,271)
Canceled	(291)
Non-vested at December 31, 2019	10,138
Granted	-
Vested	(3,381)
Canceled	-
Non-vested at September 30, 2020	6,757

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

During the nine-months ended September 30, 2020, and the year ended December 31, 2019, no options were granted.

Stock-based compensation expense

The Company recognized stock-based compensation expense related to options during the:

	Nine-months ended September 30
	2020	2019
	Amount	Amount
Service provider compensation	$88,125	$133,125
Employee compensation	119,062	124,750
Total	$207,187	$257,875

Option expiration

During the nine-months ended September 30, 2020, options to purchase an aggregate of 30,777 shares of common stock expired. During the year ended December 31, 2019, no options expired.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2019	590,340	$40.65	2.32	$7,846,743
Exercisable January 1, 2019	590,340	$40.65	2.32	$7,846,743
Canceled	-
Granted	20,985
Exercised	-
Expired	(94,577)
Outstanding December 31, 2019	516,748	$24.60	1.86	$-
Exercisable December 31, 2019	516,748	$24.60	1.86	$-
Canceled	-
Granted	198,849
Exercised	-
Expired	(83,719)
Outstanding September 30, 2020	631,878	$18.33	3.08	$25,686
Exercisable September 30, 2020	631,878	$18.33	3.08	$25,686

Warrant valuation

The Company estimates the fair value of warrants granted on each grant date using the Black-Scholes valuation model. The range of fair value assumptions related to warrants issued were as follows for the:

	Nine-months ended September 30, 2020	Year ended December 31, 2019
Dividend yield	0.0%	0.0%
Risk-free rate	0.13% – 1.55%	1.34% – 2.37%
Volatility	143% – 207%	145% – 168%
Expected term	2 – 5 years	2 – 2.5 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – WARRANTS (continued)

Convertible note warrants

During the nine-months ended September 30, 2020, warrants to purchase 125,893 shares of common stock at $4.50 to $10.00 per share were issued in connection with the issuance of convertible notes. During the year ended December 31, 2019, warrants to purchase 16,900 shares of common stock at $14 to $40 per share were issued in connection with the issuance of convertible notes. These warrants were immediately vested and expire in five years. The value of the warrants was recorded as a discount on the convertible notes in the aggregate amount of $370,351 and $125,545 during the nine-months ended September 30, 2020, and the year ended December 31, 2019, respectively.

Director warrant grants

During the nine-months ended September 30, 2020, the Company granted its independent directors warrants as follows:

Date of Grant	Warrants	Exercise Price
March 31, 2020	12,756	$6.00
June 30, 2020	34,248	$2.25
September 30, 2020	25,952	$3.00

These warrants were immediately vested and expire in ten years. During the nine-months ended September 30, 2020, the Company recognized stock-based compensation expense related to these warrants in the aggregate amount of $225,000.

During the year ended December 31, 2019, the Company did not recognize any stock-based compensation expense related to warrants.

Warrant expiration

During the nine-months ended September 30, 2020, warrants to purchase an aggregate of 83,719 shares of common stock expired. During the year ended December 31, 2019, warrants to purchase an aggregate of 94,577 shares of common stock expired.

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

The effective tax rate for the three and nine-months ended September 30, 2020 and 2019, differs from the statutory rate of 21% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of September 30, 2020, and December 31, 2019, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of September 30, 2020, and December 31, 2019, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 16 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	Three-months ended September 30, 2020
	(Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,354,331)	755,847	$(1.79)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(1,354,331)	755,847	$(1.79)

	Three-months ended September 30, 2019
	(Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,433,626)	683,731	$(2.10)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(1,433,626)	683,731	$(2.10)

	Nine-months ended September 30, 2020
	(Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(4,057,541)	736,719	$(5.51)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(4,057,541)	736,719	$(5.51)

	Nine-months ended September 30, 2019
	(Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(3,650,740)	678,108	$(5.38)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(3,650,740)	678,108	$(5.38)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Common stock underlying convertible notes	549,527	47,012
Common stock underlying options	171,969	202,246
Common stock underlying warrants	631,878	513,875
Total common stock equivalents	1,353,374	763,133

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 17 – LEASES

Office lease

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $9,253 and $27,231 for the three and nine-months ended September 30, 2020, respectively, and $8,989 and $27,188 for the three and nine-months ended September 30, 2019, respectively.

Fleet lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require monthly payments of $1,619 for three years. These leases convert to month-to-month leases in January 2021 unless terminated. The Company terminated one lease in August of 2019, which reduced the monthly payments to $1,002. Total lease expense under this agreement was $3,710 and $11,237 for the three and nine-months ended September 30, 2020, respectively, and $4,964 and $16,520 for the three and nine-months ended September 30, 2019, respectively.

Right-to-use leased asset and liability

As a result of the adoption of ASU No. 2016-02, Leases, on January 1, 2019, the Company recognized a right-to-use leased asset and liability for the Fleet Leases. The balance of this right-to-use asset and liability was $3,843 as of September 30, 2020.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance and identified the following for additional disclosure.

Note payable

On October 8, 2020, the Company fully repaid the $25,000 promissory note issued June 29, 2020.

On November 6, 2020, the Company issued a related party note payable in the amount $94,000. The note holder is a current stockholder that beneficially owns more than 5% of the Company’s common stock. The note had an issuance fee of $4,000 and a one-time interest charge of $2,000, which are due and payable upon the maturity date of December 6, 2020.

Convertible notes payable

On October 8, 2020, the Company issued a convertible note payable in the amount $60,000. This note accrues interest at 8% per annum, payable monthly, and matures on September 30, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains a detachable warrant exercisable for 5 years to purchase 13,333 shares of common stock at $4.50 per share.

On October 8, 2020, the Company issued a convertible note payable in the amount $20,000. This note accrues interest at 8% per annum, payable monthly, and matures on September 30, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains a detachable warrant exercisable for 5 years to purchase 4,444 shares of common stock at $4.50 per share.

On November 4, 2020, an amendment to the convertible note payable issued May 14, 2020, in the original principal amount of $500,000, extended the period before the conversion price adjusts from a fixed price to a variable price at a discount to market and the period the Company may prepay the note without penalty or premium, to seven (7) months following issuance (December 14, 2020), with payment of an extension fee of $25,000 on November 9, 2020, and to eight (8) months following issuance (January 14, 2021), with payment of an additional extension fee of $25,000 by December 14, 2020. All other terms remain unchanged. The amendment to this note was not considered a material modification under ASC 470-50-40, and as a result, is not considered an accounting extinguishment in the period the note was modified.

On November 10, 2020, an amendment to the convertible note payable issued January 21, 2020, in the original principal amount of $262,500, extended the maturity date to December 15, 2020. The note holder also agreed not to exercise its conversion rights, provided the note is fully repaid by December 15, 2020. As consideration for the extension, the Company paid an extension fee of $25,000. All other terms remain unchanged. The amendment to this note was considered a material modification under ASC 470-50-40, and as a result, is considered an accounting extinguishment in the period the note was modified.

On November 11, 2020, an amendment to the convertible note payable issued March 16, 2020, in the original principal amount of $250,000, extended the maturity date to December 31, 2020. The amendment also provided that the 27,777 shares of common stock issued in connection with the purchase of the note shall be subject to return if the note is fully repaid by December 31, 2020. As consideration for the extension, the Company agreed to pay an extension fee of $15,000 ($7,500 by November 13, 2020, and $7,500 by December 1, 2020). All other terms remain unchanged. The amendment to this note was not considered a material modification under ASC 470-50-40, and as a result, is not considered an accounting extinguishment in the period the note was modified.

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

Corporate Overview and History

We are a development stage biopharmaceutical company primarily focused on the development of pharmaceuticals for chronic diseases driven by inflammation. We also have a commercial business unit that markets dietary supplements for inflammatory health. CDX-101, our astaxanthin pharmaceutical candidate, is being developed for cardiovascular inflammation and dyslipidemia, with a target initial indication of severe hypertriglyceridemia. CDX-301, our zeaxanthin pharmaceutical candidate, is being developed for macular degeneration. Our pharmaceutical candidates are currently in pre-clinical development, including the planning of IND enabling studies. ZanthoSyn® is a physician recommended astaxanthin dietary supplement for inflammatory health. We sell ZanthoSyn® primarily through wholesale and e-commerce channels. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the FDA.

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

Results of Operations

Results of Operations for the Three and Nine-Months Ended September 30, 2020 and 2019:

The following table reflects our operating results for the three and nine-months ended September 30, 2020 and 2019:

Operating Summary	Three-months ended September 30, 2020	Three-months ended September 30, 2019	Nine-months ended September 30, 2020	Nine-months ended September 30, 2019
Revenues, net	$66,502	$229,142	$343,836	$439,505
Cost of Goods Sold	(27,516)	(120,818)	(129,381)	(254,479)
Gross Profit	38,986	108,324	214,455	185,026
Operating Expenses	(744,746)	(1,300,035)	(2,615,278)	(3,540,412)
Net Operating Loss	(705,760)	(1,191,711)	(2,400,823)	(3,355,386)
Other Expenses, net	(648,571)	(241,915)	(1,656,718)	(295,354)
Net Loss	$(1,354,331)	$(1,433,626)	$(4,057,541)	$(3,650,740)

Operating Summary for the Three-Months Ended September 30, 2020 and 2019

Our revenues presently derive from the sale of ZanthoSyn® primarily through wholesale and, to a lesser extent, e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is available at GNC corporate stores nationwide. As a result, revenues were $66,502 and $229,142 for the three-months ended September 30, 2020 and 2019, respectively. Costs of goods sold were $27,516 and $120,818 for the three-months ended September 30, 2020 and 2019, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $38,986 and $108,324 for the three-months ended September 30, 2020 and 2019, respectively, which represented gross profit margins of approximately 59% and 47%, respectively. The decreases in revenues and gross profit were primarily attributed to decreased sales, which we believe were related to the COVID-19 pandemic and GNC’s Chapter 11 reorganization.

Operating expenses were $744,746 and $1,300,035 for the three-months ended September 30, 2020 and 2019, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered with each employee or service provider. Included in operating expenses were $144,062 and $175,712 in stock-based compensation for the three-months ended September 30, 2020 and 2019, respectively. The decrease in operating expenses was primarily attributed to decreased professional fees, research and development, salaries and wages, and selling, general, and administrative expenses.

Other expenses, net, were $648,571 and $241,915 for the three-months ended September 30, 2020 and 2019, respectively. For the three-months ended September 30, 2020, other income (expenses), consisted of a change in fair value of derivative liability of $(268,711), gain on modification of debt instruments of $40,133, and interest expense of $(419,993). The interest expense was primarily attributed to amortization of non-cash discounts associated with debt issuances. For the three-months ended September 30, 2019, other income (expenses) consisted of the change in the fair value of a derivative liability of $(20,524), loss on abandonment of patents of $(36,205), and interest expense of $(185,186).

Operating Summary for the Nine-Months Ended September 30, 2020 and 2019

Our revenues were $343,836 and $439,505 for the nine-months ended September 30, 2020 and 2019, respectively. Costs of goods sold were $129,381 and $254,479 for the nine-months ended September 30, 2020 and 2019, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $214,455 and $185,026 for the nine-months ended September 30, 2020 and 2019, respectively, which represented gross profit margins of approximately 62% and 42%, respectively. The decrease in revenues was primarily attributed to decreased sales, which we believe were related to the COVID-19 pandemic and GNC’s Chapter 11 reorganization. The increase in gross profit was primarily attributed to decreased GNC promotional discounts, incentives, and returns.

Operating expenses were $2,615,278 and $3,540,412 for the nine-months ended September 30, 2020 and 2019, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered with each employee or service provider. Included in operating expenses were $488,437 and $534,774 in stock-based compensation for the nine-months ended September 30, 2020 and 2019, respectively. The decrease in operating expenses was primarily attributed to decreased professional fees, research and development, salaries and wages, and selling, general, and administrative expenses.

Other expenses, net, were $1,656,718 and $295,354 for the nine-months ended September 30, 2020 and 2019, respectively. For the nine-months ended September 30, 2020, other income (expenses), consisted of a change in fair value of derivative liability of $(191,545), gain on modification of debt instruments of $394,924, other income of $10,000, and interest expense of $(1,870,097). The interest expense was primarily attributed to amortization of non-cash discounts associated with debt issuances. For the nine-months ended September 30, 2019, other income (expenses) consisted of the change in the fair value of a derivative liability of $(3,139), loss on abandonment of patents of $(36,205), and interest expense of $(256,010).

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities. We expect to continue to operate with a net loss until we are able to develop and commercialize our pharmaceutical product candidates. During the nine-months ended September 30, 2020 and 2019, we used cash in operating activities in the amount of $1,406,791 and $3,047,889, respectively, and incurred net losses of $4,057,541 and $3,650,740, respectively. The decrease in cash used in operating activities for the nine-months ended September 30, 2020, primarily related to a combination of decreased operating expenses and increased accruals for accounts payable and accrued payroll.

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

Our largest customer, GNC, filed for Chapter 11 reorganization under the U.S. Bankruptcy Code on June 23, 2020. As of September 30, 2020, we provided an allowance of $52,766 for our receivables from GNC. On October 7, 2020, GNC announced it had emerged from bankruptcy as GNC Holdings, LLC, a Delaware company, owned indirectly by Harbin Pharmaceutical Group Co., Ltd., a Chinese pharmaceutical company (“Harbin”), through its wholly-owned subsidiary, ZT Biopharmaceutical LLC, a Delaware company. Harbin was previously GNC’s largest stockholder and acquired the company for approximately $770 million according to public reports. GNC orders of ZanthoSyn® have resumed, but we cannot predict the extent of the impact that GNC’s reorganization will have on our future sales and receivables.

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

During the nine-months ended September 30, 2020 and 2019, we raised $2,101,300 and $2,870,000, respectively. During the nine-months ended September 30, 2020, the amounts were raised through the issuance of $1,590,000 in convertible notes payable, $250,000 in a related party convertible note payable, $211,300 in a forgivable note payable, $25,000 in a note payable, and $25,000 in a note payable to a related party. During the nine-months ended September 30, 2019, the amounts were raised through the issuance of $245,000 in common stock, $1,575,000 in notes payable to related parties, $750,000 in a convertible note payable to a related party, and $300,000 in convertible notes payable. In accordance with U.S. GAAP, derivative liabilities of $649,417 and $827,314 were recognized in connection with convertible notes outstanding as of September 30, 2020 and December 31, 2019, respectively; however, these are non-cash amounts and do not directly impact our liquidity or capital needs.

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

As of the date hereof, we have outstanding promissory notes that are (i) due in the 2020 calendar year in the aggregate principal amount of $526,968, of which the full amount has terms for conversion and/or repayment amortization, (ii) due in the 2021 calendar year in the aggregate principal amount of $3,232,414, of which $2,657,414 has terms for conversion and/or repayment amortization, and (iii) due in the 2022 calendar year in the aggregate principal amount of $1,211,300, of which $211,300 has terms for forgiveness and otherwise for repayment amortization starting in November 2020. Our ability to repay any and all of these notes as they become due if not otherwise repaid or converted on or prior to the maturity dates described above is uncertain and will be based on our ability to raise additional capital, generate additional revenues, and/or modify the terms of such debt instruments to the extent necessary.

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

Our stockholders may be diluted upon the exercise or conversion of our outstanding warrants, options, and convertible notes, including as previously disclosed, certain of our outstanding notes that have rights to convert into shares of our common stock upon certain dates or events at prices that may cause substantial dilution.

In July 2020, we submitted a grant application to a federal government agency to fund a proposed clinical trial with one of our astaxanthin products in COVID-19 patients. In December 2020 or January 2021, we expect to submit an updated grant application to address the comments received from the agency’s reviewers. We are also pursuing other governmental and non-governmental sources of funding for COVID-19 clinical trials. If awarded, any such grant funding would provide non-dilutive capital, but we cannot give any assurance that we will receive any grant funding or the amount or timing or extent of restrictions thereof or our obligations related thereto.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and provided by financing activities during the periods indicated:

Cash Flow Summary	Nine-months ended September 30, 2020	Nine-months ended September 30, 2019
Net Cash Used in Operating Activities	$(1,406,791)	$(3,047,889)
Net Cash Used in Investing Activities	(12,399)	(58,394)
Net Cash Provided by Financing Activities	1,507,072	2,870,000
Net Cash Increase (Decrease) for Period	87,882	(236,283)
Cash at Beginning of Period	19,303	243,753
Cash at End of Period	$107,185	$7,470

Cash Flows from Operating Activities

During the nine-months ended September 30, 2020 and 2019, our operating activities primarily consisted of receipts and receivables from sales and payments or accruals for employees, directors, and consultants for services related to administration, sales and marketing, and research and development. The decrease in cash used in operating activities for the nine-months ended September 30, 2020, primarily related to a combination of decreased operating expenses and increased accruals for accounts payable and accrued payroll.

Cash Flows from Investing Activities

During the nine-months ended September 30, 2020 and 2019, our investing activities were related to expenditures on patents.

Cash Flows from Financing Activities

During the nine-months ended September 30, 2020 and 2019, our financing activities consisted of transactions in which we raised proceeds through the issuance of debt or equity securities. During the nine-months ended September 30, 2020, we raised proceeds from the issuance of convertible notes payable in the aggregate amount of $1,590,000, the issuance of a related party convertible note payable in the amount of $250,000, the issuance of a forgivable note payable in the amount of $211,300, the issuance of a note payable in the amount of $25,000, and the issuance of a related party note payable in the amount of $25,000, we repaid outstanding convertible notes payable in the aggregate amount of $529,228 and an outstanding note payable in the amount of $25,000, and we paid debt issuance costs in the aggregate amount of $40,000. During the nine-months ended September 30, 2019, we raised proceeds from the issuance of common stock in the aggregate amount of $245,000, the issuance of related party notes payable in the aggregate amount of $1,575,000, the issuance of a convertible note payable to a related party in the amount of $750,000, and the issuance of convertible notes payable in the aggregate amount of $300,000.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that our transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and identified no change during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1(1)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of September 8, 2020

10.2(1)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of September 17, 2020

10.3(1)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of September 22, 2020

10.4(1)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of September 28, 2020

10.5(1)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of October 8, 2020

31.1(1)	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2020

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

