Form 10-K
period 2020-12-31
CARDAX, INC.
filed 2021-04-15
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there were 752,654 shares of common stock outstanding, and 695,584 shares were held by non-affiliates. As of such date, the aggregate market value of voting and non-voting common equity held by non-affiliates was $1,565,064.

As of March 30, 2021, there were 794,183 shares of common stock, par value $0.001 per share (“common stock”), and 2,000 shares of preferred stock, $0.001 par value per share (“preferred stock”), of the registrant outstanding.

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

Corporate Information

We are a biopharmaceutical company engaged in the development and commercialization of pharmaceuticals and dietary supplements. We are a smaller reporting company as defined by applicable federal securities regulations. We are a Delaware corporation. Our executive offices are located at 2800 Woodlawn Drive, Suite 129, Honolulu, Hawaii 96822; our telephone number is (808) 457-1400. Our website is located at https://www.cardaxpharma.com. The information on our website is not part of this annual report.

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

Preferred Stock Offering

On January 11, 2021, we entered into a Series A Preferred Stock Purchase Agreement with US Capital Global Cardax Preferred, LLC, a Delaware limited liability company (the “Preferred Stock Purchaser”), related to a private placement (the “Preferred Stock Offering”) of our Series A preferred stock, par value $0.001 per share (the “Series A Preferred Stock”). The Preferred Stock Offering is for an aggregate amount of up to $10,000,000, or such other amount as we may determine, with a purchase price of $25.00 per share of Series A Preferred Stock (the “Series A Original Issue Price”). The Preferred Stock Offering had an initial closing of $50,000 for 2,000 shares of Series A Preferred Stock on January 11, 2021.

The Preferred Stock Purchaser is a pooled investment vehicle formed for the purpose of investing in the Series A Preferred Stock and in which units of limited liability company interests of the Preferred Stock Purchaser are offered only to accredited investors in a private placement being made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to Rule 506(c) of Regulation D promulgated thereunder, with US Capital Global Securities, LLC (“USCGS”), a registered broker-dealer, serving as placement agent. The Purchaser is managed by US Capital Global Investment Management, LLC, an affiliate of USCGS.

Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, from and after October 15, 2022, into such number of shares of our common stock as is determined by dividing the Series A Original Issue Price plus accrued and unpaid dividends by the conversion price of $5.00 per share, which is subject to adjustment as provided in the Certificate of Designation of Series A Preferred Stock dated January 7, 2021. All outstanding shares of Series A Preferred Stock shall be automatically converted into shares of our common stock, at the then effective conversion price, in the event any of our securities are listed for trading on any national exchange, including the Nasdaq Stock Market’s Capital Market or the New York Stock Exchange. We may redeem any or all of the outstanding shares of Series A Preferred Stock at any time after October 15, 2023, at a price per share equal to the Series A Original Issue Price plus accrued and unpaid dividends.

Proposed Public Offering

We filed a registration statement on Form S-1 on August 14, 2019, as amended September 27, 2019, and November 22, 2019, for a proposed $15 million public offering of our common stock and warrants and the listing of our common stock and such warrants on the Nasdaq Capital Market. We continued to take actions to advance the proposed public offering in 2020, but due to COVID-19 related travel restrictions, financial market conditions, and other considerations, the public offering was not consummated. In March 2021, we requested withdrawal of the registration statement from the Securities and Exchange Commission (the “Commission” or “SEC”).

Our Business

We are a biopharmaceutical company focused primarily on the development of pharmaceuticals to safely address one of the major underlying causes of many chronic diseases – inflammation – including cardiovascular disease, metabolic disease, liver disease, arthritis, and aging. We also have a commercial business unit that markets dietary supplements for inflammatory health. We believe we are well positioned for growth through the utilization of astaxanthin and zeaxanthin for chronic pharmaceutical applications by safely reducing chronic inflammation at the cellular and mitochondrial level – without inhibiting normal function. Similar mechanisms also support the use of our dietary supplement for inflammatory health.

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

We also plan to develop CDX-301, our zeaxanthin pharmaceutical candidate, for macular degeneration. Zeaxanthin has a mechanism of action and excellent safety profile similar to astaxanthin, however, it accumulates in the human eye through uptake by a unique retinal receptor, providing protection against blue light, oxidative damage, and related inflammation that occurs in macular degeneration. Pre-clinical and clinical studies with zeaxanthin have demonstrated proof-of-concept for the treatment of macular disorders. We believe that age related macular degeneration, a market estimated to afflict more than three million people in the U.S. alone, presents a major opportunity as a potential indication for CDX-301.

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

Astaxanthin and Coronavirus Disease 2019 (COVID-19)

In response to the COVID-19 global pandemic, our scientific team examined published scientific literature related to COVID-19 disease pathology in order to determine if there was a potential role of astaxanthin in the treatment of COVID-19. On March 20, 2020, we released a scientific white paper authored by Timothy J. King, Ph.D., M.S., our Vice President, Research, which discussed the scientific rationale of boosting the immune system and reducing the extreme inflammatory response that may lead to severe respiratory complications in subjects with COVID-19 as described below. We are presently seeking strategic collaborations with appropriate academic, governmental, and/or commercial organizations to further develop astaxanthin for COVID-19, although there can be no assurance that any such collaboration will be realized.

Scientific Rationale: Immune Response, Inflammation, and COVID-19

COVID-19, the disease caused by the novel coronavirus (SARS-CoV-2), can induce an extreme immune response characterized by the overproduction of immune cells and the uncontrolled release of pro-inflammatory cytokines. Exceedingly high levels of the pro-inflammatory cytokines result in overt inflammatory symptoms that include mild to severe respiratory disease, high fever, and cough. In progressed disease this “cytokine storm” will circulate throughout the body to trigger a surge of active immune cells into the lungs resulting in acute lung injury and acute respiratory distress syndrome (ARDS) and may be particularly severe in immune compromised subjects such as the elderly, diabetics, and those with cardiovascular disease. This association between infection and progression of disease with inflammation suggests a strategy that would partner anti-infective agents, such as anti-virals and vaccines, with anti-inflammatory agents. An anti-inflammatory agent would be expected to mitigate symptoms including fever, pain, and swelling. Furthermore, an anti-inflammatory regimen initiated at a relatively early stage in disease progression might be expected to stem the immune over-response and to slow or even prevent progression of symptoms leading to lung injury and ARDS. Importantly, an appropriate anti-inflammatory intervention should not result in abnormal immune suppression but should target healthy immune homeostasis. We believe an anti-inflammatory treatment that safely decreases inflammatory cytokine signaling would be a promising approach.

The Potential Role of Astaxanthin

In pre-clinical and clinical studies, astaxanthin has demonstrated the ability to decrease levels of pro-inflammatory cytokines in multiple models of disease and in several patient populations. Furthermore, astaxanthin does not lead to abnormal immune suppression even at high doses and acts to restore healthy immune homeostasis. Astaxanthin has also demonstrated exceptional safety in multiple animal models, has been used extensively in humans for two decades as a dietary supplement, and is GRAS (Generally Recognized as Safe), according to FDA regulations. Coronaviruses have been shown to induce lung damage by increasing inflammatory signaling pathways and cytokine production leading to elevated immune cell infiltration and macrophagic polarization shifts. Astaxanthin has been shown to (i) significantly attenuate pathological elevation of critical inflammatory cell signaling pathways (NF-κB), (ii) decrease the resulting elevated proinflammatory cytokine levels, (iii) reduce immune cell infiltration of the lung, and (iv) positively influence macrophage polarization in humans and animal models of disease.

Clinical Trial Grant Application

In July 2020, we submitted a grant application to a federal government agency to fund a proposed clinical trial with one of our astaxanthin products in COVID-19 patients. In January 2021, we submitted an updated grant application to address the comments received from the agency’s reviewers. We are also pursuing other governmental and non-governmental sources of funding for COVID-19 clinical trials. We cannot give any assurance that we will receive any grant funding or the amount or timing or extent of restrictions thereof or our obligations related thereto.

Our Products and Business Strategy

Our product platform consists of our pharmaceutical candidates and our commercially available dietary supplement:

●	CDX-101, our lead pharmaceutical candidate, is in pre-clinical development for cardiovascular inflammation and dyslipidemia, with a target initial indication of severe hypertriglyceridemia.
●	CDX-301 is our pre-clinical stage pharmaceutical candidate for macular degeneration.
●	ZanthoSyn® is a physician recommended astaxanthin dietary supplement for inflammatory health.

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

We believe that an initial indication of severe hypertriglyceridemia provides an efficient clinical pathway to drug approval for CDX-101 and will be similar to the pathway as reported by Amarin for the development of Vascepa, its prescription fish oil. CDX-101 is currently in pre-clinical development, including the planning of IND enabling studies. We plan to complete IND enabling studies and to engage third party contract development and manufacturing organizations (CDMOs) to manufacture drug substance and drug product for such studies, with the goal of filing an IND approximately 12 to 18 months from the receipt of sufficient additional financing.

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

Pharmaceutical Candidate: CDX-301

We intend to develop our zeaxanthin pharmaceutical candidate, CDX-301, for macular degeneration. Zeaxanthin accumulates in the human eye through uptake by a unique retinal receptor, providing protection against blue light, oxidative damage, and related inflammation that occurs in macular degeneration. Pre-clinical and clinical studies with zeaxanthin have demonstrated proof-of-concept for the treatment of macular disorders. Additional financing will be needed to fund pre-clinical and clinical development of CDX-301.

Our CDX-301 development efforts were previously focused on an orphan indication of Stargardt disease, a juvenile form of macular degeneration. At present, we are not pursuing this indication, but we may choose to revisit this pathway in the future.

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

We sell ZanthoSyn® primarily through wholesale and e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is currently available at GNC corporate stores nationwide in the United States. ZanthoSyn® was the top selling product at GNC stores in Hawaii and the top selling product in the anti-oxidant category at GNC stores nationwide in 2018 and 2019.

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

Our sales and marketing program was initially launched in Hawaii, where we believe that robust physician outreach and education coupled with GNC retail store outreach, education, and in-store sales support increased consumer awareness and catalyzed strong sales growth. We also launched this program in major markets on the West Coast and East Coast in the U.S. beginning in 2017. To support these efforts, we hired additional sales and marketing personnel. We are currently evaluating our strategy related to further expansion.

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

To date, our sales and marketing efforts of ZanthoSyn® have primarily been through GNC retail store outreach, education, and in-store sales support together with physician outreach and education. We plan to increase our sales and marketing efforts through e-commerce by capitalizing on one of the most important lessons learned from our sales and marketing program: “Conversations Create Customers.” Whether at GNC stores, directly with Cardax personnel, or at conferences with healthcare professionals, thousands of ZanthoSyn® customers have been created by understanding and experiencing the benefits of ZanthoSyn® firsthand. Cardax plans to implement strategies that it believes may create a similar customer experience more broadly through digital marketing.

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

In March 2020, we suspended recruitment of new subjects and study visits for existing subjects due to the COVID-19 pandemic and the related governmental "stay-at-home" orders. Recruitment and study visits remain suspended as of the date of this report.

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

Benefits of Synthetic Astaxanthin vs. Natural Astaxanthin

Dietary supplements containing astaxanthin typically derive astaxanthin from microalgae, krill, or other natural sources, whereas ZanthoSyn® astaxanthin is made through total synthesis. While multiple studies demonstrate that astaxanthin from either natural or synthetic sources is efficacious and both are Generally Recognized as Safe according to FDA regulations, we believe synthetic astaxanthin offers significant advantages compared to astaxanthin from microalgae, krill, or other natural sources:

●	Synthetic astaxanthin can be formulated for superior bioavailability. In a human crossover study comparing ZanthoSyn® to a leading microalgal astaxanthin dietary supplement, the astaxanthin blood levels following administration of ZanthoSyn® were nearly three times higher than the microalgal astaxanthin product at the same dose.

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

Intellectual Property

We have obtained and are continuing to seek patent protection for compositions of matter, pharmaceutical compositions, and pharmaceutical uses, in certain disease areas, of our various carotenoid analogs and derivatives. Such carotenoids include astaxanthin, zeaxanthin, and/or lutein, and esters and other analogs and derivatives of these compounds. More specifically, we seek to protect: (i) the composition of matter of novel carotenoid analogs and derivatives, (ii) pharmaceutical compositions comprising synthetic or natural preparations of novel or natural occurring carotenoid analogs and derivatives, and (iii) the pharmaceutical use of synthetic preparations of novel or naturally occurring carotenoid analogs and derivatives in specific disease areas, including, but not limited to, the treatment of inflammation and related tissue damage, liver disease, and reperfusion injury, as well as the pharmaceutical use of synthetic or natural preparations of novel or natural occurring carotenoid analogs and derivatives for the reduction of platelet aggregation. We intend to enforce and defend our intellectual property rights consistent with our strategic business objectives.

We have 28 issued patents related to the composition of matter, pharmaceutical compositions, and pharmaceutical uses of our drugs candidates as well as many other related molecules that will expire between 2023 and 2028, subject to patent term extensions. We have four additional patents pending that if issued would extend patent coverage in the U.S. and worldwide to 2039-2041, with such applications including coverage related to (i) certain cardiovascular uses on the basis of the CHASE clinical trial results, (ii) certain uses related to the potential role of astaxanthin in the treatment of COVID-19, and (iii) the composition of matter of CDX-101.

The Company’s patents are summarized in the table below.

	United States	International	Expiration

Issued Patents	13	15	2023-2028

Pending Patents	2	2	2039-2041

Research and Development

Our research and development program utilizes contract research organizations, contract development and manufacturing organizations, academic institutions, third-party collaborators, employees, and consultants, including scientific, medical, and regulatory professionals. Contract organizations and other third parties provide us with access to significant research and development resources and infrastructure. We anticipate that our research and development will be primarily conducted by contract organizations and other third parties with direction and oversight by our in-house scientific personnel to the extent necessary.

In addition to directing or overseeing research and development activities to the extent necessary, which did not constitute a material amount of time during the years ended December 31, 2020 and 2019, our in-house scientific personnel support other aspects of our business that do not directly or indirectly constitute research and development, including (a) general and administration, such as presentations and due diligence related to fundraising or business development, as well as assessments that help inform our management’s business planning and public disclosure assessments, and (b) sales and marketing, such as preparation and dissemination of existing scientific information related to our products.

Our research and development expenditures totaled $136,780 and $315,994 for the years ended December 31, 2020 and 2019, respectively. These expenditures primarily reflect the cost of product development activities, including clinical trials.

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

We must obtain regulatory approvals by the FDA and similar health authorities in foreign countries to the extent applicable prior to human clinical testing and marketing of any pharmaceutical and for post-approval clinical studies for additional indications of approved drugs. We anticipate that any pharmaceutical candidate will be subject to rigorous pre-clinical and clinical testing and pre-market approval procedures by the FDA and similar health authorities in foreign countries to the extent applicable. The extent to which our products are regulated by the FDA will depend upon the types of products we ultimately develop. We are currently evaluating and pursuing various developmental strategies and cannot predict, during this stage of our development, the scope of FDA or other agency regulation to which we or our products will be subject. Various federal statutes and regulations also govern or influence the pre-clinical and clinical testing, record-keeping, approval, labeling, manufacture, quality, shipping, distribution, storage, marketing and promotion, export, and reimbursement of pharmaceuticals.

The steps ordinarily required before a drug product may be marketed in the United States include:

●	Pre-clinical studies;

●	submission to the FDA of an investigational new drug (“IND”) application, which must become effective before human clinical trials may commence;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the pharmaceutical candidate in the desired indication for use;

●	submission to the FDA of a new drug application (“NDA”), together with payment of a substantial user fee; and

●	FDA approval of the NDA, including inspection and approval of the product manufacturing facility and select sites at which human clinical trials were conducted.

Pre-clinical studies typically involve laboratory evaluation of pharmaceutical candidate chemistry, formulation, and stability, as well as animal studies to assess the potential safety and efficacy of the pharmaceutical candidate. The results of pre-clinical studies are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND may not result in FDA clearance to commence clinical trials, and the FDA’s failure to object to an IND does not guarantee FDA approval of a marketing application.

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

During the years ended December 31, 2020 and 2019, sales to GNC accounted for approximately 80-90% of our revenues. No other customer accounted for 10% or more of our revenues during these years.

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

Human Capital Resources

As of the date of this report, we have 10 full-time employees and 2 part-time employees.

Our ability to successfully execute our strategic initiatives is highly dependent on recruiting and retaining skilled personnel that share our collective mission to address areas of major unmet medical and health needs. Our compensation philosophy is based on incentivizing and rewarding performance, with alignment of individual, corporate, stockholder, and societal interests. Compensation includes salaries, benefits, and equity participation.

We are committed to the health, safety, and well-being of our employees. We follow applicable local, state, and federal laws, regulations, and guidances. In response to the COVID-19 pandemic, we bolstered measures to enable employees to work remotely and have utilized cloud-based productivity and communications systems to facilitate distributed work.

Our Code of Business Conduct and Ethics is designed to ensure that all employees maintain the highest standards of business conduct in every aspect of their dealings with each other, customers, suppliers, vendors, service providers, stockholders, and governmental authorities.

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

We have incurred substantial net losses since our inception and may continue to incur losses for the foreseeable future, as we continue our product development activities. As a result of our limited operating history, we have limited historical financial data that can be used in evaluating our business and our prospects and in projecting our future operating results. Through December 31, 2020, we have accumulated a total deficit of $72,091,862.

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

We expend substantial funds to develop our products, and additional substantial funds will be required for further research and development, including pre-clinical and clinical testing, and to manufacture and market any products that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. In addition, we may not be able to generate enough revenue, even if we are able to commercialize any of our products, to become profitable.

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

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, a law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010, and revising the definition of “average manufacturer price,” or AMP, for reporting purposes, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. On January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, on October 12, 2017, the President issued another executive order requiring the Secretaries of the Departments of Health and Human Services (“HHS”), Labor, and the Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the Affordable Care Act, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the Department of Justice announced that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, the President signed tax reform legislation into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repeals the penalties associated with the individual mandate. Congress or the President of the United States may also consider subsequent legislation or executive action to replace or eliminate elements of the Affordable Care Act. We will continue to evaluate the effect that the Affordable Care Act and any future measures to modify, repeal or replace the Affordable Care Act have on our business.

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

The future of U.S. trade policy is not certain and may have an effect on the global economy, including our ability or our third-party manufacturers’ ability to source product or components from certain countries. The response to current U.S. trade policy by sovereign nations is dynamic and cannot be predicted by us. Other nations may reciprocate in trade tariffs or take other actions that could have an adverse effect on the U.S. economy in general and our ability or our third-party manufacturers’ ability to acquire raw materials or inventory at acceptable prices.

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

We may rely on third-party distributors to sell, market, and distribute ZanthoSyn® and any future products. Because we may rely on third-party distributors for sales, marketing, and distribution activities, we may be subject to a number of risks associated with our dependence on these third-party distributors, including:

●	lack of day-to-day control over the activities of third-party distributors;
●	third-party distributors may not fulfill their obligations to us or otherwise meet our expectations;
●	third-party distributors may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control; and
●	disagreements with distributors could require or result in costly and time-consuming litigation or arbitration.

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

We expect to depend on collaborators, partners, licensees, contract research organizations, contract manufacturing organizations, clinical research organizations, and other third parties to support our discovery efforts, to manufacture our products and to conduct clinical trials for some or all of our products. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, contractors, clinical investigators, vendors, and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies, the quality of the pre-clinical and clinical data that we have generated and the perceived risks specific to developing our products. If we are unable to obtain or maintain these agreements, we may not be able to develop, manufacture, obtain regulatory approvals for, or commercialize our products. We cannot necessarily control the amount or timing of resources that our contract partners will devote to our research and development programs, products or potential products, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion. We may not be able to readily terminate any such agreements with contract partners even if such contract partners do not fulfill their obligations to us. We may experience stoppages in the future. We may not be able to find a sufficient alternative provider in a reasonable time period, or on commercially reasonable terms, if at all, and our ability to produce and supply our products could be impaired.

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

Our operating results, including components of operating results, can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include: the impact of acquisitions; market acceptance of our existing products, as well as products in development; the timing of regulatory approvals; our ability or the ability of third-party distributors to sell, market, and distribute our products; our ability or the ability of our contract manufacturers to manufacture our products efficiently; and the timing of our research and development expenditures.

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

Compliance with the periodic reporting requirements required by the Commission consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us. Our senior management team has relatively limited experience managing a company subject to the reporting requirements of the Exchange Act, and the regulations promulgated thereunder. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance, and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business. In addition, if we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be in non-compliance with applicable SEC rules or the securities laws, and be delisted from the OTCQB or other market we may be listed on, which would result in a decrease in or absence of liquidity in our common stock, and potentially subject us and our officers and directors to civil, criminal, and/or administrative proceedings and cause us to voluntarily file for deregistration of our common stock with the Commission.

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

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

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

We have outstanding securities that require us to recognize derivative liabilities under U.S. GAAP as described in the footnotes to our financial statements, including Note 2 and Note 10 to our financial statements for the years ended December 31, 2020 and 2019. The amount of such derivative liability is determined as of each reporting date and was $235,165 and $827,314 as of December 31, 2020 and 2019, respectively. Because we estimate the fair value of the conversion feature for outstanding securities as a derivative financial instrument at issuance and at each subsequent reporting date using the Black-Scholes valuation model, the amount of the derivative liability may increase during future reporting periods based on the components of such valuation model, which we do not control, and the amount of such derivative liability may be material in future periods.

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

The unprecedented events related to COVID-19 have had significant health, economic, and market impacts and may continue to have short-term and long-term adverse effects on our business, financial condition, and results of operations that we cannot predict as the global pandemic continues to evolve.

We need additional capital to fund our operations and pay our current and future obligations; however, our ability to access the capital markets or otherwise raise such capital has been impacted during the COVID-19 pandemic and there can be no assurance that we will be able to obtain sufficient amounts of capital as and when needed. Any such limitation on available financing would adversely affect our business.

We took actions in 2020 to advance a proposed $15 million public offering of our common stock and warrants and the related listing of our common stock and warrants on the Nasdaq Capital Market, but due to COVID-19 related travel restrictions, financial market conditions, and other considerations, the public offering was not consummated. In March 2021, we requested withdrawal of the registration statement that was previously filed in connection with the proposed public offering.

We recently launched a private placement of preferred stock for an aggregate amount of up to $10 million. Investor outreach has been limited to virtual communications due to COVID-19. We completed an initial closing of $50,000 on January 11, 2021; however, there can be no assurance that any additional closings will be consummated.

The U.S. federal government responded to the COVID-19 pandemic with economic stimulus programs, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020. The CARES Act provides aid to small businesses through programs administered by the U.S. Small Business Administration (the “SBA”). The CARES Act established a Paycheck Protection Program (the “PPP”), under which certain small businesses are eligible for loans to fund payroll expenses, rent, and related costs. In April 2020, we received a PPP loan, and in February 2021, we received a Second Draw PPP loan. Under the terms of the program, the loan amounts may be forgiven if certain terms and conditions are met. We believe our PPP loans will be eligible for forgiveness in accordance with the terms of the program, but we cannot provide any assurance that such loans will be forgiven. We cannot predict whether any additional economic stimulus programs will be enacted or provide any assurance that these or any other governmental responses or actions will provide any intended economic benefits to us or will improve our access to additional capital in the public or private markets.

Sales of our physician recommended astaxanthin dietary supplement, ZanthoSyn®, especially in the brick-and-mortar retail channel, decreased during the COVID-19 pandemic. ZanthoSyn® is a discretionary consumer healthcare purchase, and as such, our sales may continue to be impacted as consumers focus their cash resources on non-discretionary purchases during the pandemic. In addition, our largest customer, GNC, filed for Chapter 11 reorganization under the U.S. Bankruptcy Code on June 23, 2020, which adversely affected our sales and receivables. On October 7, 2020, GNC announced it had emerged from bankruptcy. We cannot predict the extent of the impact that GNC’s reorganization will have on our future sales and receivables.

In March 2020, we suspended recruitment of new subjects and study visits for existing subjects in our CHASE clinical trial due to the COVID-19 pandemic and the related governmental “stay-at-home” orders. Recruitment and study visits remain suspended as of the date of this report.

Supply or manufacture of ZanthoSyn® or any of our other products or product candidates could be disrupted or delayed as a result of impacts to the global supply chain or to the facilities or personnel of our third-party suppliers or manufacturers arising from or related to the COVID-19 pandemic.

We cannot provide any assurance related to the potential role of astaxanthin as a pharmaceutical in the treatment of COVID-19 or of astaxanthin as a supplement to support immune health or that the white paper we released as described under “Astaxanthin and COVID-19” in this report will be accepted by the scientific community. There are numerous vaccines, anti-virals, and anti-inflammatories, either approved or being developed or tested for COVID-19 and SARS-CoV-2 by pharmaceutical and biotechnology companies as well as governmental, academic, and other organizations. There can be no assurance that any third-party will pursue a collaboration, joint venture, grant, or other transaction with us to further develop astaxanthin for COVID-19 or immune health, or that astaxanthin will demonstrate any benefits related to COVID-19 or immune health, or that any such potential benefits will lead to any financial or other benefit to us.

In July 2020, we submitted a grant application to a federal government agency to fund a proposed clinical trial with one of our astaxanthin products in COVID-19 patients. In January 2021, we submitted an updated grant application to address the comments received from the agency’s reviewers. We cannot give any assurance that we will receive any grant funding or the amount or timing or extent of restrictions thereof or our obligations related thereto.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EQUITY Securities.

Market Information

Our shares of common stock are quoted on the OTCQB under the symbol “CDXI.” The high and low trading prices for our shares of common stock for each full quarterly period within the two most recent fiscal years are set forth in the table below and have been adjusted for the effect of the Reverse Stock Split:

Quarter Ended	High	Low

March 31, 2019	$44.00	$34.00
June 30, 2019	$40.00	$14.40
September 30, 2019	$29.00	$12.80
December 31, 2019	$50.00	$6.40

March 31, 2020	$19.00	$3.00
June 30, 2020	$15.00	$2.00
September 30, 2020	$5.00	$2.25
December 31, 2020	$3.50	$1.15

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Holders

As of March 30, 2021, there were approximately 456 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted, and our stockholders approved, the Cardax, Inc. 2014 Equity Compensation Plan, as amended (the “2014 Plan”), effective as of February 7, 2014. Under such plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisors, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of 310,101 shares of our common stock are presently reserved for issuance under the 2014 Plan (the “Plan Shares”). On December 4, 2018, our stockholders and our Board of Directors authorized the annual increase of the Plan Shares on January 1st of each year, at the discretion of our Board of Directors, by up to such number of shares that is equal to four percent (4%) of the shares of our common stock issued and outstanding as of December 31st of the previous calendar year; accordingly, effective as of January 1, 2020, the Plan Shares were increased by 27,000 shares, and effective as of January 1, 2021, the Plan Shares were increased by 31,000 shares. Options for the purchase of 226,937 shares of our common stock have been granted, options for the purchase of 5,083 shares of our common stock have been exercised, and options for the purchase of 55,349 shares of our common stock have been forfeited; options for the purchase of 166,505 shares of our common stock are outstanding as of the date of this report. In addition, an aggregate of 32,581 shares of our common stock have been granted under the 2014 Plan. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisors, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company.

Equity Compensation Plan Information

The following table summarizes information as of the date of this report about our outstanding stock options and shares of our common stock reserved for future issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	166,505	$85.81	105,932
Equity compensation plans not approved by security holders	-	-	-
Total	166,505	$85.81	105,932

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

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

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

Preferred Stock

On January 11, 2021, we sold 2,000 shares of Series A Preferred Stock for an aggregate purchase price of $50,000. In accordance with the Certificate of Designation of Series A Preferred Stock dated January 7, 2021: (i) each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, from and after October 15, 2022, into shares of our common stock; (ii) all outstanding shares of Series A Preferred Stock shall be automatically converted into shares of our common stock in the event any of our securities are listed for trading on any national exchange; and (iii) we may redeem any or all of the outstanding shares of Series A Preferred Stock at any time after October 15, 2023.

Placement Agent Warrants

On January 11, 2021, in connection with the sale of Series A Preferred Stock described above, we issued five-year warrants to purchase an aggregate of 700 shares of our common stock to a registered broker-dealer as consideration for placement agent services. Half of the warrants have an exercise price of $0.01 per share and can only be exercised from and after 12 months from issuance. The other half of the warrants have an exercise price of $5.00 per share and can be exercised at any time.

Convertible Notes

We entered into convertible notes payable with lenders as set forth in the table below. Each of the outstanding notes and accrued interest thereon may convert into shares of our common stock at the conversion price set forth in the table below. Certain of these notes were issued with detachable five-year warrants to purchase shares of our common stock as set forth in the table below.

Issuance Date	Original Principal Amount	Original Issue Discount	Gross Proceeds		Outstanding Principal Amount		Interest Rate		Maturity Date		Note Conversion Price Per Share		Number of Shares Underlying Warrants		Warrant Exercise Price Per Share
04/18/19	$150,000	$-	$150,000		$-	(2)	10%		03/17/20	(2)	$-		2,500		$6.25
07/19/19	815,217	65,217	750,000		815,217		8%	(7)	06/30/21	(10)	4.27	(13,14)	7,500		4.27	(21)
09/04/19	108,696	8,696	100,000		108,696		8%	(7)	06/30/21	(10,11)	24.00	(15)	1,000		24.00
09/25/19	54,348	4,348	50,000		54,348		8%	(7)	06/30/21	(10,12)	24.00	(15)	500		24.00
10/03/19	27,174	2,174	25,000		27,174		8%	(7)	06/30/21	(10,12)	24.00	(15)	250		24.00
10/10/19	27,174	2,174	25,000		27,174		8%	(7)	06/30/21	(10,12)	24.00	(15)	250		24.00
10/16/19	217,391	17,391	200,000		217,391		8%	(7)	06/30/21	(10)	4.27	(13,14)	2,000		4.27	(21)
10/23/19	108,696	8,696	100,000		108,696		8%	(7)	06/30/21	(10,12)	24.00	(15)	1,250 1,250		30.00 40.00
10/29/19	27,174	2,174	25,000		27,174		8%	(7)	06/30/21	(10,12)	24.00	(15)	250		24.00
11/08/19	16,304	1,304	15,000		16,304		8%	(7)	06/30/21	(10,12)	14.00	(15)	150		14.00
11/15/19	100,000	-	100,000		100,000		14%	(7)	06/30/21	(10,12)	20.00	(15)	-	(16)	-
01/06/20	10,870	870	10,000		10,870		8%	(7)	06/30/21	(10,12)	10.00	(15)	100		10.00
01/21/20	262,500	12,500	250,000		-	(3)	10%	(9)	03/31/21	(3)	-		-	(16,17)	-
02/25/20	52,632	2,632	50,000		52,632		8%	(7)	06/30/21	(10,12)	7.50	(14)	500		7.50
03/16/20	250,000	20,000	225,000	(1)	260,000	(4)	10%	(8)	05/25/21	(10)	4.50	(13,15)	-	(16,18)	-
03/16/20	250,000	20,000	230,000		-	(5)	10%		05/14/20	(5,10)	-		-	(16,19)	-
05/14/20	500,000	40,000	460,000		500,000		10%	(8)	05/14/21	(10)	4.50	(13,15)	-	(16,20)	-
07/21/20	100,000	-	100,000		100,000		8%	(8)	06/30/21	(10,12)	5.00	(14)	20,000 20,000		7.50 10.00
07/30/20	25,000	-	25,000		25,000		12%	(7)	06/30/21	(10,11)	5.00	(15)	250		5.00
08/07/20	100,000	-	100,000		100,000		8%	(8)	07/31/21	(10,11)	5.00	(15)	20,000 20,000		7.50 10.00
09/08/20	15,000	-	15,000		15,000		8%	(8)	06/30/21	(10,12)	4.50	(15)	2,000		7.50
09/17/20	271,739	21,739	250,000		271,739		8%	(7)	06/30/21	(10)	4.50	(13,14)	13,333		4.50	(21)
09/22/20	25,000	-	25,000		25,000		8%	(7)	06/30/21	(10,12)	4.50	(15)	5,555		4.50
09/28/20	108,696	8,696	100,000		108,696		8%	(7)	06/30/21	(10,12)	4.50	(15)	24,155		4.50
10/08/20	60,000	-	60,000		60,000		8%	(7)	09/30/21	(10,12)	4.50	(15)	13,333		4.50
10/08/20	20,000	-	20,000		20,000		8%	(7)	09/30/21	(10,12)	4.50	(15)	4,444		4.50
12/17/20	90,000	-	90,000		-	(6)	4%		12/17/20	(6,10)	5.00	(6)	72,000		5.00
12/28/20	55,556	5,556	50,000		55,556		8%	(7)	12/31/21	(10,12)	5.00	(15)	15,000		5.00
Subtotal	3,849,167	244,167	3,600,000		3,106,667		4-14%		2020-2021		4.27-24.00		247,570		4.27-40.00
01/27/21	55,556	5,556	50,000		55,556		8%	(8)	12/31/21	(10,12)	5.00	(15)	15,000		5.00
01/28/21	100,000	-	100,000		100,000		8%	(8)	12/31/21	(10,12)	5.00	(15)	20,000		5.00
03/08/21	150,000	-	150,000		150,000		8%	(8)	03/08/22	(10,12)	5.00	(15)	30,000		5.00
03/26/21	100,000	-	100,000		100,000		8%	(8)	03/31/22	(10,12)	5.00	(15)	20,000		5.00
Total	$4,254,723	$249,723	$4,000,000		$3,512,223		4-14%		2020-2022		$4.27-24.00		332,570		$4.27-40.00

(1)	Gross proceeds exclude $5,000 withheld for the holder’s legal expenses in connection with the transaction.
(2)	This note was fully repaid as of March 17, 2020.
(3)	This note was fully settled as of March 31, 2021.
(4)	The principal amount was increased by $10,000 on August 10, 2020, as consideration for an extension.
(5)	This note was fully repaid as of May 14, 2020.
(6)	This note was fully converted into 18,000 shares of our common stock as of December 17, 2020.
(7)	Accrued interest on this note was originally payable monthly but was amended on January 1, 2021, to be payable at maturity.
(8)	Accrued interest on this note is payable at maturity.
(9)	This note accrued interest at 10% per annum from and after July 1, 2020. This note also accrued a one-time fixed interest charge upon issuance equal to 10% of the principal amount.
(10)	Prepayment of this note is/was not subject to a prepayment penalty or premium.
(11)	If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following twenty (24) months.
(12)	If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months.
(13)	The conversion price of this note is subject to adjustment upon the issuance of our common stock or securities convertible into our common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances.
(14)	This note and accrued interest thereon may convert into shares of our common stock any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a twenty-five percent (25%) discount to the offering price.
(15)	This note and accrued interest thereon may convert into shares of our common stock any time at the holder’s option.
(16)	No warrant was issued in connection with this note.
(17)	5,855 shares of our common stock were issued in connection with the purchase of this note. 6,250 shares of our common stock were issued as consideration for an extension.
(18)	5,000 shares of our common stock were issued as a commitment fee in connection with the purchase of this note. In addition, 27,777 shares of our common stock were issued in connection with the purchase of this note; provided, however, such shares must be returned to us if this note is fully repaid in accordance with the terms of this note as amended.
(19)	5,000 shares of our common stock were issued as a commitment fee in connection with the purchase of this note. In addition, 27,777 shares of our common stock were issued in connection with the purchase of this note; however, such shares were returned to us upon repayment of this note.
(20)	10,000 shares of our common stock were issued as a commitment fee in connection with the purchase of this note.
(21)	The exercise price of this warrant shall be adjusted in accordance with any adjustment to the conversion price of this note.

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

There were no new unit issuances during the year ended December 31, 2020.

Stock Option Exercise

No shares were issued in connection with the cashless exercise of stock options during the years ended December 31, 2020 and 2019.

Stock Based Compensation

During the year ended December 31, 2020, we issued 28,737 shares of our common stock to our Chairman for compensation and ten-year warrants to purchase an aggregate of 118,688 shares of our common stock (12,756 shares at $6.00 per share; 34,248 shares at $2.25 per share; 25,952 shares at $3.00 per share; and 45,732 shares at $1.70 per share) to our independent directors for compensation.

During the year ended December 31, 2019, we issued 11,054 shares of our common stock to our independent directors for compensation and 750 shares of our common stock to service providers for compensation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2020, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6. Selected Financial Data.

We are a “smaller reporting company,” and, accordingly, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below is derived from our audited consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, which are found elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. The financial data discussed below is only a summary and investors should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Corporate Overview and History

We are a biopharmaceutical company primarily focused on the development of pharmaceuticals for chronic diseases driven by inflammation. We also have a commercial business unit that markets dietary supplements for inflammatory health. CDX-101, our astaxanthin pharmaceutical candidate, is being developed for cardiovascular inflammation and dyslipidemia, with a target initial indication of severe hypertriglyceridemia. CDX-301, our zeaxanthin pharmaceutical candidate, is being developed for macular degeneration. Our pharmaceutical candidates are currently in pre-clinical development, including the planning of IND enabling studies. ZanthoSyn® is a physician recommended astaxanthin dietary supplement for inflammatory health. We sell ZanthoSyn® primarily through wholesale and e-commerce channels. The safety and efficacy of our products have not been directly evaluated in clinical trials or confirmed by the FDA.

At present we are not able to estimate if or when we will be able to generate sustained revenues. Our financial statements have been prepared assuming that we will continue as a going concern; however, given our recurring losses from operations, our independent registered public accounting firm has determined there is substantial doubt about our ability to continue as a going concern.

Results of Operations

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table reflects our operating results for the years ended December 31, 2020 and 2019:

Operating Summary	Year ended December 31, 2020	Year ended December 31, 2019	Change
Revenues, net	$538,946	$710,949	$(172,003)
Cost of Goods Sold	(196,130)	(345,393)	149,263
Gross Profit	342,816	365,556	(22,740)
Operating Expenses	(3,405,452)	(4,442,659)	1,037,207
Net Operating Loss	(3,062,636)	(4,077,103)	1,014,467
Other Expenses, net	(1,992,871)	(1,015,934)	(976,937)
Net Loss	$(5,055,507)	$(5,093,037)	$37,530

Operating Summary

Our revenues presently derive from the sale of ZanthoSyn® primarily through wholesale and, to a lesser extent, e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is available at GNC corporate stores nationwide. As a result, revenues were $538,946 and $710,949 for the years ended December 31, 2020 and 2019, respectively. The decrease in revenues for the year ended December 31, 2020 was primarily attributed to decreased sales, which we believe were related to the COVID-19 pandemic and GNC’s Chapter 11 reorganization. Costs of goods sold were $196,130 and $345,393 for the years ended December 31, 2020 and 2019, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $342,816 and $365,556 for the years ended December 31, 2020 and 2019, which represented gross profit margins of 64% and 51%, respectively.

Operating expenses were $3,405,452 and $4,442,659 for the years ended December 31, 2020 and 2019, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered into with each employee or service provider. Included in operating expenses were $632,500 and $708,588 in stock-based compensation for the years ended December 31, 2020 and 2019, respectively.

Other expenses, net, were $1,992,871 and $1,015,934 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, other expenses, net, primarily consisted of interest expense of $2,384,635, gain on change in the fair value of derivative liabilities of $222,707, gain on modification of debt instruments of $394,924, other income of $30,000, loss on the abandonment of patents of $98,056, and loss on the abandonment of pending stock issuance costs of $157,811. For the year ended December 31, 2019, other expenses, net, primarily consisted of interest expense of $623,415, loss on change in the fair value of derivative liabilities of $356,314, and loss on the abandonment of patents of $36,205.

Assets and Liabilities

Assets were $1,425,172 and $2,018,922 as of December 31, 2020 and 2019, respectively. The decrease was primarily due to decreases in accounts receivable and inventory. At December 31, 2020 and 2019, cash totaled $19,179 and $19,303, respectively. Negative working capital was $9,429,734 and $6,547,114 as of December 31, 2020 and 2019, respectively, and was primarily due to accrued payroll and paid time off of $4,362,381 and $3,687,376, accrued Board of Director fees and related consultation of $418,546, accounts payable of $1,689,352 and $1,544,402, and the aggregate current liability related to notes payable, convertible notes payable, and derivative liability on convertible notes payable, of $4,018,292 and $2,412,324, less current assets of $1,121,799 and $1,586,061, respectively. The issuance of convertible notes resulted in derivative liabilities of $235,165 and $827,314 as of December 31, 2020 and 2019, respectively; however, these are non-cash amounts and do not directly impact our liquidity or capital needs.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities. We expect to continue to operate with a net loss until we are able to develop and commercialize our pharmaceutical product candidates. During the years ended December 31, 2020 and 2019, we used cash in operating activities of $1,791,583 and $3,522,837, respectively, and incurred net losses of $5,055,507 and $5,093,037, respectively.

As of December 31, 2020, we had a U.S. federal income tax net operating loss (“NOL”) carryforward of approximately $46 million. These NOLs may be available to offset our future taxable income to the extent permitted under the Internal Revenue Code (the “IRC”). Under IRC Section 382, the use of NOL carryforwards, capital loss carryforwards, and other tax credit carryforwards may be significantly limited if a change in ownership of a company occurs. A change in ownership under IRC Section 382 is defined, generally, as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning 5% or more of a company’s common stock over a three-year rolling period. If we were to have a change of ownership within the meaning of IRC Section 382, then under certain conditions, our annual federal NOL utilization could be limited to an amount equal to our market capitalization (valued at the time of the ownership change) multiplied by the federal long-term tax exempt rate.

Our existing liquidity is not sufficient to fund our operations, including payroll, anticipated capital expenditures, working capital, and other financing requirements for the foreseeable future. We require additional financing in order to continue to fund our operations and to pay existing and future liabilities and other obligations, and may require more financing than anticipated, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we experience significant increases in the cost of manufacturing, research and development, or sales and marketing activities, or increases in our expense levels resulting from being a publicly-traded company.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

●	revenues from the sale of any products or licenses;
●	costs of production, marketing and sales capabilities, or other operating expenses; and
●	costs of research, development, and commercialization of our products and technologies.

Our largest customer, GNC, filed for Chapter 11 reorganization under the U.S. Bankruptcy Code on June 23, 2020. As a result, we wrote off receivables from GNC in the amount of $69,934 during the year ended December 31, 2020. We cannot predict the extent of the impact that GNC’s reorganization will have on our future sales and receivables. On October 7, 2020, GNC announced it had emerged from bankruptcy as GNC Holdings, LLC, a Delaware company, owned indirectly by Harbin Pharmaceutical Group Co., Ltd., a large Chinese pharmaceutical company (“Harbin”), through its wholly-owned subsidiary, ZT Biopharmaceutical LLC, a Delaware company. Harbin was previously GNC’s largest stockholder and acquired the company for approximately $770 million according to public reports.

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

As of the date hereof, we have outstanding promissory notes that are (i) due in the 2021 calendar year in the aggregate principal amount of $4,031,223, of which $3,262,223 has terms for conversion and/or repayment amortization, (ii) due in the 2022 calendar year in the aggregate principal amount of $1,461,300, of which $250,000 has terms for conversion and/or repayment amortization and $211,300 has terms for forgiveness and otherwise for repayment amortization starting in 2021, and (iii) due in the 2026 calendar year in the aggregate principal amount of $211,359, which has terms for forgiveness and otherwise for repayment amortization starting in 2022. Our ability to repay any and all of these notes as they become due if not otherwise repaid or converted on or prior to the maturity dates described above is uncertain and will be based on our ability to raise additional capital, generate additional revenues, and/or modify the terms of such debt instruments to the extent necessary.

We need additional capital to fund our operations and pay our current and future obligations, including without limitation our outstanding promissory notes; however, our ability to access the capital markets or otherwise raise such capital is unknown during the COVID-19 pandemic and there can be no assurance that we will be able to obtain sufficient amounts of capital as and when needed.

During the years ended December 31, 2020 and 2019, we raised financing of $2,515,300 and $3,360,000, respectively, primarily through the issuance of promissory notes. We intend to raise additional capital to fund our operations for at least the next twelve months and may seek financing from investors through the issuance of equity, debt, or convertible debt securities. We cannot give any assurance that additional financing will be available to us on acceptable terms and conditions, or at all.

We filed a registration statement on Form S-1 on August 14, 2019, as amended September 27, 2019, and November 22, 2019, for a proposed $15 million public offering of our common stock and warrants and the listing of our common stock and such warrants on the Nasdaq Capital Market. We continued to take actions to advance the proposed public offering in 2020, but due to COVID-19 related travel restrictions, financial market conditions, and other considerations, the public offering was not consummated. In March 2021, we requested withdrawal of the registration statement from the Commission.

In July 2020, we submitted a grant application to a federal government agency to fund a proposed clinical trial with one of our astaxanthin products in COVID-19 patients. In January 2021, we submitted an updated grant application to address the comments received from the agency’s reviewers. We are also pursuing other governmental and non-governmental sources of funding for COVID-19 clinical trials. If awarded, any such grant funding would provide non-dilutive capital, but we cannot give any assurance that we will receive any grant funding or the amount or timing or extent of restrictions thereof or our obligations related thereto.

We recently launched a private placement of our preferred stock for an aggregate amount of up to $10 million, or such other amount as we may determine. The offering may have more than one closing and had an initial closing of $50,000 on January 11, 2021. We cannot give any assurance that additional closings will be consummated in a timely manner, or at all.

Our stockholders may be diluted upon the exercise or conversion of our outstanding warrants, options, preferred stock, and convertible notes, including as previously disclosed, certain of our outstanding notes that have rights to convert into shares of our common stock upon certain dates or events at prices that may cause substantial dilution.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Cash Flow Summary	Year ended December 31, 2020	Year ended December 31, 2019
Net Cash from Operating Activities	$(1,791,583)	$(3,522,837)
Net Cash from Investing Activities	(14,613)	(61,613)
Net Cash from Financing Activities	1,806,072	3,360,000
Net Cash Decrease	(124)	(224,450)
Cash at Beginning of Year	19,303	243,753
Cash at End of Year	$19,179	$19,303

Cash Flows from Operating Activities

During the years ended December 31, 2020 and 2019, our operating activities primarily consisted of receipts and receivables from sales, payments or accruals for employees, directors, and consultants for services related to administration, sales and marketing, and research and development. The decrease in cash used in operating activities for the year ended December 31, 2020, primarily related to a combination of decreased operating expenses and increased accruals for accounts payable and accrued payroll.

Cash Flows from Investing Activities

During the years ended December 31, 2020 and 2019, our investing activities were primarily related to expenditures on patents.

Cash Flows from Financing Activities

During the years ended December 31, 2020 and 2019, our financing activities consisted of transactions in which we raised proceeds through the issuance of debt and equity securities.

During the year ended December 31, 2020, we raised proceeds from the issuance of convertible notes payable in the aggregate amount of $1,720,000, the issuance of related party convertible notes payable in the amount of $340,000, the issuance of a forgivable note payable in the amount of $211,300, the issuance of a note payable in the amount of $25,000, and the issuance of related party notes payable in the amount of $219,000. During the year ended December 31, 2020, we repaid outstanding convertible notes payable in the aggregate amount of $529,228, an outstanding note payable in the amount of $25,000, and an outstanding related party note payable in the amount of $25,000, and we paid debt issuance costs in the aggregate amount of $40,000.

During the year ended December 31, 2019, we raised proceeds from the issuance of common stock in the aggregate amount of $245,000, the issuance of related party notes payable in the aggregate amount of $1,575,000, the issuance of convertible notes payable to related parties in the amount of $1,050,000, and the issuance of convertible notes payable in the aggregate amount of $490,000.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU No. 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU No. 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that our transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and identified no change during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
George W. Bickerstaff, III	65	Chairman of the Board of Directors
David G. Watumull	71	President, Chief Executive Officer, and Director
Terence A. Kelly, Ph.D.	59	Director
Michele Galen	64	Director
Makarand Jawadekar, Ph.D.	70	Director
Elona Kogan	51	Director
David M. Watumull	39	Chief Operating Officer, Secretary, Assistant Treasurer
John B. Russell	48	Chief Financial Officer and Treasurer

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

Elona Kogan has served as a Director since June 1, 2018. Ms. Kogan is a biotechnology executive with over 20 years of experience focused on building fast growing publicly traded companies in regulated industries. Ms. Kogan currently serves as the General Counsel and Secretary of Seer, Inc., a California based life sciences company. Prior to joining Seer, Ms. Kogan served as the General Counsel and Corporate Secretary of Selecta Biosciences, a clinical stage biopharmaceutical company, from March 2019 to August 2020. Previously, Ms. Kogan served as the General Counsel and Senior Vice President of Government Relations for ARIAD Pharmaceuticals, Inc., a Cambridge, Massachusetts based biotechnology company, from July 2016 through May 2017. Prior to joining ARIAD, Ms. Kogan served as the Vice President of Legal Affairs, and subsequently head of Government Relations, for Avanir Pharmaceuticals, Inc., a California based biotechnology company, during the period of May 2011 through September 2015. Prior roles included positions at King Pharmaceuticals, Inc., Bristol-Meyers Squibb, and Bergen Brunswig Corporation. Ms. Kogan is a graduate of the Southwestern Law School SCALE Program. Ms. Kogan graduated cum laude from Columbia University, Barnard College, with a B.A. degree in Economics. Ms. Kogan’s professional experience working with publicly traded companies in the biotechnology and healthcare arena provides valuable skills and experience to our Board of Directors.

David M. Watumull has served as our Chief Operating Officer since August 2017 and previously as our Vice President, Operations from February 7, 2014 to August 2017. Mr. Watumull has also served as our Secretary since March 30, 2020, and previously as our Assistant Secretary since February 7, 2014. Mr. Watumull has also served as our Assistant Treasurer since February 7, 2014. Mr. Watumull has served as the Chief Operating Officer of Cardax Pharma, Inc. since December 2017 and previously as Vice President, Operations of Cardax Pharma, Inc. from its inception in May 2013 to December 2017. Mr. Watumull has also served as Assistant Treasurer and Assistant Secretary of Cardax Pharma, Inc. since July 2013 and previously as Secretary and Treasurer of Cardax Pharma, Inc. from May 2013 to July 2013. Mr. Watumull also served as Vice President, Operations, Assistant Treasurer, and Assistant Secretary of Cardax Pharmaceuticals, Inc. from July 2013 until it merged with us in December 2015, and previously as Director, Operations and Finance from 2009 to 2013, Operations Manager from 2008 to 2009, and Program Manager from its inception in 2006 to 2009. Mr. Watumull oversees all operations with responsibility for product development and manufacturing, regulatory compliance, sales and marketing, finance, and administration. Mr. Watumull was previously Program Manager at Hawaii Biotech, Inc. from 2005 to 2006, Project Coordinator from 2004 to 2005, and Information Technology Associate / Manager from 2002 to 2004. Mr. Watumull also worked at Aquasearch, Inc., from 2000 to 2001 in various capacities including Medical Information Specialist and Information Technology Associate. Mr. Watumull studied Electrical Engineering at the University of Hawaii.

John B. Russell, CPA has served as our Chief Financial Officer and Treasurer since February 7, 2014. Mr. Russell has served as the Chief Financial Officer and Treasurer of Cardax Pharma, Inc. since July 2013. Mr. Russell also served as the Chief Financial Officer and Treasurer of Cardax Pharmaceuticals, Inc. from July 2013 until it merged with us in December 2015. Mr. Russell is the founder of JBR Business Solutions, LLC and has served as its President since 2010. Mr. Russell has over 20 years of accounting, finance, operations, and SEC reporting experience in biopharmaceutical and high-tech industries. From 2010 to the present, he has served as Chief Financial Officer for various privately-held start-up companies. Mr. Russell was in charge of the Business Advisory Services for the Grant Thornton Honolulu office from 2006 to 2010. From 2005 to 2006, Mr. Russell worked at a consulting company as the Operations Consulting – Financial Management lead, advising Cisco Systems, Inc. Mr. Russell was the General Accounting Manager of the publicly traded company Scios Inc. from 2003 to 2005, where he was in charge of SEC reporting and internal controls. Mr. Russell was the Controller for several portfolio companies in the venture capital firm, Raza Foundries, Inc., from 2001 to 2002, and the General Accounting Manager for inSilicon Corporation, a public company, from 2000 to 2001. Previous to that, Mr. Russell was an auditor at PricewaterhouseCoopers LLP from 1995 to 2000. Mr. Russell is a licensed CPA in Hawaii and has a B.A. in Economics/Accounting from Claremont McKenna College.

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

Gilbert M. Rishton, Ph.D. has served as our Chief Science Officer since 2009. Dr. Rishton has been the Co-Founder and Chief Chemist at Cognition Therapeutics since January 2007. He was the Founder and Director of the Channel Islands Alzheimer’s Institute, a nonprofit whose mission is to enable new drug development through the identification of high-quality novel drug leads that might become Alzheimer’s disease medicines of the future, from 2004 to 2010. From 1995-2004, he served as a medicinal chemist at Amgen’s Thousand Oaks site, where he was responsible for initiating and building the Amgen Small Molecule Drug Discovery Group, which has grown to become one of the most formidable in the pharmaceutical industry. He also served as the chemistry manager for Amgen’s Sensipar development program, which spanned several phases from pre-clinical development to manufacturing and then human clinical trials, resulting in the commercial launch of Sensipar, Amgen’s first orally administered small molecule product. He also led the medicinal chemistry program for Amgen’s Secretase Team, which was among the first to produce small molecule secretase inhibitors as potential therapeutic agents for Alzheimer’s disease. Dr. Rishton obtained his undergraduate chemistry degree at University of Rhode Island (1983). He received his Ph.D. degree with a concentration in organic chemistry, organic synthesis, and morphinan synthesis from Florida State University (1988). Dr. Rishton was also a post-doctoral researcher at UC Irvine from 1989-1990.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

The following sets forth information with respect to the compensation awarded or paid to David G. Watumull, our Chief Executive Officer, and David M. Watumull, our Chief Operating Officer, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2020 and 2019. These executive officers are referred to as the “named executive officers” throughout this report. In addition, the following sets forth information with respect to the compensation awarded or paid to our two highest compensated individuals not serving as executive officers, Gilbert M. Rishton, our Chief Science Officer, and Timothy J. King, our Vice President of Research, for all services rendered in all capacities to the Company and its predecessors during the fiscal years ending December 31, 2020 and 2019.

The following table sets forth information regarding each element of compensation provided to our named executive officers, and our two highest compensated individuals not serving as executive officers, for the fiscal years ended December 31, 2020 and 2019:

Name	Year	Salary Paid(1)	Salary Accrued(2)	Salary Total	Payment of Salary Accrued(3)	Payment of Other Comp Accrued(3)	Other Comp. (4)	Total
David G. Watumull	2020	$50,469	$137,031	$187,500	$14,423	$-	$13,034	$214,957
Chief Executive Officer	2019	$158,654	$28,846	$187,500	$-	$-	$11,151	$198,651

David M. Watumull	2020	$47,585	$102,415	$150,000	$11,538	$-	$570	$162,108
Chief Operating Officer	2019	$126,923	$23,077	$150,000	$-	$-	$6,217	$156,217

Gilbert M. Rishton	2020	$45,854	$81,646	$127,500	$9,808	$-	$1,061	$138,369
Chief Science Officer	2019	$107,885	$19,615	$127,500	$-	$-	$936	$128,436

Timothy J. King	2020	$45,854	$81,646	$127,500	$9,808	$2,000	$13,567	$152,875
Vice President, Research	2019	$107,885	$19,615	$127,500	$-	$-	$13,078	$140,578

(1)	The amounts disclosed refer to salary paid in cash.
(2)	The amounts disclosed refer to salary accrued during the year and outstanding as of year-end.
(3)	The amounts disclosed refer to payment of salary and other compensation accrued in the prior year.
(4)	The amounts disclosed refer to (i) imputed income in connection with certain benefits and/or insurance premiums paid in lieu of additional cash compensation, or (ii) other compensation paid in cash or accrued during the year and outstanding as of year-end.

Outstanding Equity Awards to Executive Officers at Fiscal Year-End 2020

The following table sets forth information regarding outstanding option awards to our named executive officers as of December 31, 2020:

	Option awards(1)(2)
Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
David G. Watumull	8,754		-	-	$31.00	02/07/24
David G. Watumull	24,710		-	-	$125.00	02/07/24
David G. Watumull	3,872	(3)	-	-	$12.00	03/31/21

David M. Watumull	226		-	-	$31.00	02/07/24
David M. Watumull	11,943		-	-	$125.00	02/07/24
David M. Watumull	2,815	(3)	-	-	$12.00	03/31/21

(1)	The type of securities underlying all outstanding option awards is our common stock.
(2)	None of our named executive officers have received stock awards.
(3)	Stock options awarded in lieu of cash compensation.

Compensation of Directors

The following table sets forth information regarding each element of compensation that we paid or awarded to our independent directors for the fiscal years ended December 31, 2020 and 2019:

Name	Year	Cash Comp.			Equity Awards		Total(1)
George W. Bickerstaff, III	2020		$-		$75,000		$75,000
George W. Bickerstaff, III	2019		$-		$75,000	(2)	$75,000

Terence A. Kelly, Ph.D.	2020	$			$75,000		$75,000
Terence A. Kelly, Ph.D.	2019		$25,000	(3)	$50,000	(4)	$75,000

Michele Galen	2020		$-		$75,000		$75,000
Michele Galen	2019		$-		$75,000	(2)	$75,000

Makarand Jawadekar, Ph.D.	2020		$-		$75,000		$75,000
Makarand Jawadekar, Ph.D.	2019		$-		$75,000	(2)	$75,000

Elona Kogan	2020		$-		$75,000		$75,000
Elona Kogan	2019		$-		$75,000	(2)	$75,000

(1)	The amounts disclosed represent compensation in connection with services provided by each independent director. Each independent director receives quarterly compensation of $18,750 in arrears. Independent director compensation is payable in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock based on the higher of the then current market price or $30.00 per share, with up to one-third payable in cash at the election of the director.
(2)	Includes $18,750 for services provided during the quarter ended December 31, 2019, for which the shares were delivered in January 2020.
(3)	Includes $6,250 per quarter ($12,500 in aggregate) for services provided during the quarters ended September 30, 2019 and December 31, 2019, for which the cash compensation was accrued and outstanding as of year-end.
(4)	Includes $12,500 for services provided during the quarter ended December 31, 2019, for which the shares were delivered in January 2020.

Outstanding Equity Awards to Directors at Fiscal Year-End 2020

The following table sets forth information regarding outstanding equity awards to our independent directors as of December 31, 2020:

	Stock awards(1)	Option and warrant awards (2)
Name	Number of securities awarded	Number of securities underlying unexercised options / warrants exercisable	Number of securities underlying unexercised options / warrants unexercisable	Number of securities underlying unexercised unearned options / warrants	Option / warrant exercise price ($)	Option / warrant expiration date
George W. Bickerstaff, III	38,890	-	-	-	$-	-

Terence A. Kelly, Ph.D.	5,562	-	-	-	$-	-
Terence A. Kelly, Ph.D.	-	2,084	-	-	$12.00	03/31/21
Terence A. Kelly, Ph.D.	-	139	-	-	$30.00	09/30/21
Terence A. Kelly, Ph.D.	-	417	-	-	$30.00	12/31/21
Terence A. Kelly, Ph.D.	-	391	-	-	$37.00	03/31/22
Terence A. Kelly, Ph.D.	-	417	-	-	$40.00	06/30/22
Terence A. Kelly, Ph.D.	-	3,189	-	-	$6.00	03/31/30
Terence A. Kelly, Ph.D.	-	8,562	-	-	$2.25	06/30/30
Terence A. Kelly, Ph.D.	-	6,488	-	-	$3.00	09/30/30
Terence A. Kelly, Ph.D.	-	11,433	-	-	$1.70	12/31/30

Michele Galen	5,673	-	-	-	$-	-
Michele Galen	-	3,189	-	-	$6.00	03/31/30
Michele Galen	-	8,562	-	-	$2.25	06/30/30
Michele Galen	-	6,488	-	-	$3.00	09/30/30
Michele Galen	-	11,433	-	-	$1.70	12/31/30

Makarand Jawadekar, Ph.D.	3,448	-	-	-	$-	-
Makarand Jawadekar, Ph.D.	-	3,189	-	-	$6.00	03/31/30
Makarand Jawadekar, Ph.D.	-	8,562	-	-	$2.25	06/30/30
Makarand Jawadekar, Ph.D.	-	6,488	-	-	$3.00	09/30/30
Makarand Jawadekar, Ph.D.	-	11,433	-	-	$1.70	12/31/30

Elona Kogan	3,448	-	-	-	$-	-
Elona Kogan	-	3,189	-	-	$6.00	03/31/30
Elona Kogan	-	8,562	-	-	$2.25	06/30/30
Elona Kogan	-	6,488	-	-	$3.00	09/30/30
Elona Kogan	-	11,433	-	-	$1.70	12/31/30

(1)	All shares are fully vested.
(2)	The type of securities underlying all outstanding option and warrant awards is our common stock.

Employment and Consulting Agreements

Executive Officer Compensation

On February 7, 2014, we entered into employment agreements with each of Messrs. David G. Watumull, David M. Watumull, Gilbert M. Rishton, and Timothy J. King, which provided for employment for an initial term of one year, subject to renewal and earlier termination rights as provided in such agreements. These agreements provide for compensation terms and duration of employment as set forth in each such agreement. Such agreements include restrictive covenants concerning competition with us and solicitation of our employees and clients, if such individuals are terminated for cause as defined in such agreements. The compensation arrangements were amended so that effective September 1, 2017, David G. Watumull would receive bi-weekly compensation of $7,212, David M. Watumull would receive bi-weekly compensation of $5,769, Gilbert M. Rishton would receive bi-weekly compensation of $4,904, and Timothy J. King would receive bi-weekly compensation of $4,904.

On July 30, 2013, we entered into a service agreement with JBR Business Solutions, LLC, under which John B. Russell agreed to serve as our Chief Financial Officer. Mr. Russell is the Managing Partner of JBR Business Solutions, LLC. The compensation arrangement was amended so that effective September 1, 2017, Mr. Russell would receive monthly compensation of $5,250.

Director Compensation

On June 30, 2015, we entered into an agreement with George W. Bickerstaff, III and Terence A. Kelly, Ph.D. that provided for compensation of each independent director. On January 4, 2017, we entered into an agreement with Michele Galen that provided for compensation on the same terms as our other independent directors. The compensation arrangements of our independent directors were amended so that effective September 1, 2017, they would each receive quarterly equity compensation of $18,750 in arrears in the form of a grant of shares of our common stock or non-qualified stock options to purchase shares of our common stock under the 2014 Plan based on the higher of the then current market price or $30.00 per share. In 2018, independent director compensation was updated such that up to one-third could be payable in cash at the election of the director. On June 1, 2018, we entered into agreements with Makarand Jawadekar, Ph.D. and Elona Kogan that provided for compensation on the same terms as our other independent directors.

The compensation arrangements of our independent directors were amended so that effective as of the quarter ended March 31, 2020, the quarterly equity compensation of $18,750 would be payable in the form of a grant of shares of our common stock or ten-year warrants to purchase shares of our common stock, at the election of each independent director, and wherein the number of shares of stock granted would be based on the fair market value on the date of grant, and the number of shares underlying the warrants granted would be based on the Black-Scholes value on the date of grant.

2014 Equity Compensation Plan

Our 2014 Plan is administered by our compensation committee. The purpose of the 2014 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of Cardax and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The issuance of awards under the 2014 Plan is at the discretion of our compensation committee, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions, and restrictions applicable to any award. Under the 2014 Plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries. The 2014 Plan also permits us to amend the terms of previously granted options or other awards. An aggregate of 310,101 shares of our common stock are presently reserved for issuance under the 2014 Plan, which is subject to adjustment as described in such plan. On December 4, 2018, our stockholders and our Board of Directors authorized the annual increase of the Plan Shares on January 1st of each year, at the discretion of our Board of Directors, by up to such number of shares that is equal to four percent (4%) of the shares of our common stock issued and outstanding as of December 31st of the previous calendar year; accordingly, effective as of January 1, 2020, the Plan Shares were increased by 27,000 shares, and effective as of January 1, 2021, the Plan Shares were increased by 31,000 shares. As of the date of this report, there are 105,932 shares of our common stock available for future awards under the 2014 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K regarding our 2014 Plan is outlined above in Item 5 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the ownership of our common stock as of March 30, 2021, for:

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

Name	Amount of Beneficial Ownership of Common Stock		Percent of Common Stock(1)
Directors and Executive Officers
George W. Bickerstaff, III(2)	92,477	(3)	11.1%
Terence A. Kelly, Ph.D.(4)	38,682	(5)	4.7
Michele Galen(6)	35,345	(7)	4.3
Makarand Jawadekar, Ph.D.(8)	34,370	(9)	4.2
Elona Kogan(10)	33,120	(11)	4.0
David G. Watumull(12)	51,327	(13)	6.1%
David M. Watumull(14)	14,984	(15)	1.9%
John B. Russell(16)	829	(17)	*
All directors and executive officers as a group (6 persons)	301,134		29.5%

Beneficial Owner of 5% or more
Eric J. Pearson and Lianne L. Pearson(18)	311,462	(19)	32.1%
James K. Schuler(20)	440,039	(21)	36.7%

*	Represents beneficial ownership of our common stock of less than 1%.

(1)	Based on 794,183 shares of our common stock issued and outstanding as of March 30, 2021.
(2)	The address of Mr. George W. Bickerstaff, III is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Bickerstaff is the current Chairman of our Board of Directors.
(3)	Represents (a) 52,477 shares of our common stock, (b) 20,000 shares of our common stock issuable upon conversion by Mr. Bickerstaff of a convertible note at a conversion price of $5.00 per share, and (c) 20,000 shares of our common stock issuable upon exercise by Mr. Bickerstaff of a warrant issued in connection with a convertible note at an exercise price of $5.00 per share.
(4)	The address of Dr. Terence A. Kelly is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Dr. Kelly is a member of our Board of Directors.
(5)	Represents (a) 5,562 shares of our common stock, (b) 2,084 shares of our common stock issuable upon exercise by Dr. Kelly of an option that is presently exercisable at an exercise price of $12.00 per share, (c) 556 shares of our common stock issuable upon exercise by Dr. Kelly of options that are presently exercisable at an exercise price of $30.00 per share, (d) 391 shares of our common stock issuable upon exercise by Dr. Kelly of an option that is presently exercisable at an exercise price of $37.00 per share, (e) 417 shares of our common stock issuable upon exercise by Dr. Kelly of an option that is presently exercisable at an exercise price of $40.00 per share, (f) 3,189 shares of our common stock issuable upon exercise by Dr. Kelly of a warrant that is presently exercisable at an exercise price of $6.00 per share, (g) 8,562 shares of our common stock issuable upon exercise by Dr. Kelly of a warrant that is presently exercisable at an exercise price of $2.25 per share, (h) 6,488 shares of our common stock issuable upon exercise by Dr. Kelly of a warrant that is presently exercisable at an exercise price of $3.00 per share, and (i) 11,433 shares of our common stock issuable upon exercise by Dr. Kelly of a warrant that is presently exercisable at an exercise price of $1.70 per share.
(6)	The address of Ms. Michele Galen is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Ms. Galen is a member of our Board of Directors.
(7)	Represents (a) 5,673 shares of our common stock, (b) 3,189 shares of our common stock issuable upon exercise by Ms. Galen of a warrant that is presently exercisable at an exercise price of $6.00 per share, (c) 8,562 shares of our common stock issuable upon exercise by Ms. Galen of a warrant that is presently exercisable at an exercise price of $2.25 per share, (d) 6,488 shares of our common stock issuable upon exercise by Ms. Galen of a warrant that is presently exercisable at an exercise price of $3.00 per share, and (e) 11,433 shares of our common stock issuable upon exercise by Ms. Galen of a warrant that is presently exercisable at an exercise price of $1.70 per share.
(8)	The address of Dr. Makarand Jawadekar, Ph.D. is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Dr. Jawadekar is a member of our Board of Directors.
(9)	Represents (a) 3,448 shares of our common stock, (b) 1,250 shares of our common stock issuable upon exercise of an option that is presently exercisable at an exercise price of $12.00 per share, which Dr. Jawadekar may be deemed to beneficially own as the principal of Melinda Consulting, LLC, (c) 3,189 shares of our common stock issuable upon exercise by Dr. Jawadekar of a warrant that is presently exercisable at an exercise price of $6.00 per share, (d) 8,562 shares of our common stock issuable upon exercise by Dr. Jawadekar of a warrant that is presently exercisable at an exercise price of $2.25 per share, (e) 6,488 shares of our common stock issuable upon exercise by Dr. Jawadekar of a warrant that is presently exercisable at an exercise price of $3.00 per share, and (f) 11,433 shares of our common stock issuable upon exercise by Dr. Jawadekar of a warrant that is presently exercisable at an exercise price of $1.70 per share.
(10)	The address of Ms. Elona Kogan is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Ms. Kogan is a member of our Board of Directors.
(11)	Represents (a) 3,448 shares of our common stock, (b) 3,189 shares of our common stock issuable upon exercise by Ms. Kogan of a warrant that is presently exercisable at an exercise price of $6.00 per share, (c) 8,562 shares of our common stock issuable upon exercise by Ms. Kogan of a warrant that is presently exercisable at an exercise price of $2.25 per share, (d) 6,488 shares of our common stock issuable upon exercise by Ms. Kogan of a warrant that is presently exercisable at an exercise price of $3.00 per share, and (e) 11,433 shares of our common stock issuable upon exercise by Ms. Kogan of a warrant that is presently exercisable at an exercise price of $1.70 per share.

(12)	The address of Mr. David G. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David G. Watumull is our President, CEO, and a member of our Board of Directors.
(13)	Represents (a) 8,754 shares of our common stock issuable upon exercise by Mr. David G. Watumull of options that are presently exercisable at an exercise price of $31.00 per share, (b) 24,710 shares of our common stock issuable upon exercise by Mr. David G. Watumull of an option that is presently exercisable at an exercise price of $125.00 per share, (c) 3,872 shares of our common stock issuable upon exercise by Mr. David G. Watumull of an option that is presently exercisable at an exercise price of $12.00 per share, (d) 1,991 shares of our common stock issued in the Holdings Merger, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (e) 1,750 shares of our common stock issued in the 2016/2017 Unit Offering, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (f) 1,750 shares of our common stock issuable upon exercise of a warrant issued in the 2016/2017 Unit Offering at an exercise price of $16.00 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (g) 1,750 shares of our common stock issuable upon exercise of a warrant issued in the 2016/2017 Unit Offering at an exercise price of $24.00 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, (h) 1,750 shares of our common stock issuable upon exercise of a warrant issued in the 2016/2017 Unit Offering at an exercise price of $32.00 per share, which Mr. Watumull may be deemed to beneficially own as the Trustee of the David G. Watumull Revocable Living Trust, and (i) 5,000 shares of our common stock issuable upon conversion by Mr. David G. Watumull of a convertible note at a conversion price of $20.00 per share.
(14)	The address of Mr. David M. Watumull is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. David M. Watumull is our Chief Operating Officer.
(15)	Represents (a) 226 shares of our common stock issuable upon exercise by Mr. David M. Watumull of options that are presently exercisable at an exercise price of $31.00 per share, (b) 11,943 shares of our common stock issuable upon exercise by Mr. David M. Watumull of an option that is presently exercisable at an exercise price of $125.00 per share, and (c) 2,815 shares of our common stock issuable upon exercise by Mr. David M. Watumull of an option that is presently exercisable at an exercise price of $12.00 per share.
(16)	The address of Mr. John B. Russell is c/o Cardax, Inc., 2800 Woodlawn Drive, Honolulu, Hawaii 96822. Mr. Russell is our Chief Financial Officer.
(17)	Represents 829 shares of our common stock issuable upon exercise of an option that is presently exercisable at an exercise price of $12.00 per share, which Mr. Russell may be deemed to beneficially own as the Managing Partner of JBR Business Solutions, LLC.

(18)	The address of Dr. Eric J. Pearson and Mrs. Lianne L. Pearson is 814 Mokulua Drive, Kailua, Hawaii 96734. Dr. and Mrs. Pearson do not have any position, office, contractual relationship, or other understanding with the Company regarding the management or control of the Company and accordingly, we have determined that such stockholder is not an affiliate of Cardax.
(19)	Represents (a) 1,042 shares of our common stock issued in the 2017 Unit Offering, (b) 18,834 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson, (c) 20,151 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Lianne Pearson, (d) 4,845 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Lianne L. Pearson Roth IRA, (e) 6,172 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (f) 2,000 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (g) 38,814 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson, (h) 10,704 shares of our common stock issued in the 2017 Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Lianne Pearson, (i) 333 shares of our common stock issued in the 2017(3) Unit Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Lianne L. Pearson Roth IRA, (j) 15,500 shares of our common stock issued in the 2018 Warrant Exchange Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (k) 172 shares of our common stock issued in the 2018 Warrant Exchange Offering, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Lianne L. Pearson Roth IRA, (l) 18,000 shares of our common stock issued upon conversion of a convertible note, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Millennium Trust Co., LLC Custodian FBO Eric Pearson Traditional IRA, (m) 1,042 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, (n) 18,834 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson, (o) 20,151 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Lianne Pearson, (p) 4,845 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Lianne L. Pearson Roth IRA, (q) 6,172 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (r) 2,000 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Eric J. Pearson Roth IRA, (s) 38,814 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Eric J Pearson, (t) 10,704 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Eric J Pearson DVM 401(k) Profit Sharing Plan FBO Lianne Pearson, (u) 333 shares of our common stock issuable upon exercise of a warrant issued in the 2017(3) Unit Offering at an exercise price of $60.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Sunwest Trust FBO Lianne L. Pearson Roth IRA, and (v) 72,000 shares of our common stock issuable upon exercise of warrants issued in connection with a convertible note at an exercise price of $5.00 per share, which the Pearson’s may be deemed to beneficially own as the beneficiaries of the Millennium Trust Co., LLC Custodian FBO Eric Pearson Traditional IRA.

(20)	The address of Mr. James K. Schuler is 828 Fort Street Mall, Honolulu, HI 96813. Mr. Schuler does not have any position, office, contractual relationship, or other understanding with the Company regarding the management or control of the Company and accordingly, we have determined that such stockholder is not an affiliate of Cardax.
(21)	Represents (a) 23,373 shares of our common stock which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (b) 9,803 shares of our common stock which Mr. Schuler may be deemed to beneficially own as the President of The Schuler Family Foundation, (c) 2,021 shares of our common stock which Mr. Schuler may be deemed to beneficially own as the Trustee of the James K. Schuler Revocable Living Trust, (d) 6,250 shares of our common stock issuable upon exercise of a warrant issued in the 2016-2017 Unit Offering at an exercise price of $16.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (e) 6,250 shares of our common stock issuable upon exercise of a warrant issued in the 2016-2017 Unit Offering at an exercise price of $24.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (f) 6,250 shares of our common stock issuable upon exercise of a warrant issued in the 2016-2017 Unit Offering at an exercise price of $32.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (g) 1,042 shares of our common stock issuable upon exercise of a warrant issued in the 2017 Unit Offering at an exercise price of $24.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (h) 190,918 shares of our common stock issuable upon conversion of a convertible note at a conversion price of $4.27 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (i) 7,500 shares of our common stock issuable upon exercise of a warrant issued in connection with a convertible note at an exercise price of $4.27 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (j) 50,912 shares of our common stock issuable upon conversion of a convertible note at a conversion price of $4.27 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (k) 2,000 shares of our common stock issuable upon exercise of a warrant issued in connection with a convertible note at an exercise price of $4.27 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (l) 60,387 shares of our common stock issuable upon conversion of a convertible note at a conversion price of $4.50 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (m) 13,333 shares of our common stock issuable upon exercise of a warrant issued in connection with a convertible note at an exercise price of $4.50 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., (n) 30,000 shares of our common stock issuable upon conversion of a convertible note at a conversion price of $5.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P., and (o) 30,000 shares of our common stock issuable upon exercise of a warrant issued in connection with a convertible note at an exercise price of $5.00 per share, which Mr. Schuler may be deemed to beneficially own as the President of JKS Partners, L.P.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On June 26, 2019, we and our Chief Executive Officer, as a lender to the Company, entered into a promissory note payable in the amount of $75,000. This note accrues interest at the rate of 4.5% per annum and has been amended so that it matures on June 30, 2021.

On November 15, 2019, we and our Chief Executive Officer, as a lender to the Company, entered into a convertible note payable in the amount of $100,000. This note accrues interest at the rate of 14% per annum and has been amended so that it matures on June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest thereon may convert into shares of our common stock at $20.00 per share any time at the holder’s option. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the outstanding principal balance shall be amortized over the following thirty-six (36) months. We have the right to prepay this note without penalty or premium.

On January 28, 2021, we and the Chairman of our Board of Directors, as a lender to the Company, entered into a convertible note payable in the amount of $100,000. This note accrues interest at the rate of 8% per annum and matures on December 31, 2021. This note and accrued interest thereon may convert into shares of our common stock at $5.00 per share any time at the holder’s option. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the outstanding principal balance shall be amortized over the following thirty-six (36) months. We have the right to prepay this note without penalty or premium. This note was also issued with a detachable five-year warrant to purchase 20,000 shares of our common stock at $5.00 per share.

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

Item 14. Principal Accounting Fees and Services.

We engaged KBL, LLP as our independent registered public accounting firm for the years ended December 31, 2020 and 2019. The table below sets forth the aggregate fees billed for fiscal years ended December 31, 2020 and 2019, for professional services rendered by KBL, LLP, for the audit of our annual consolidated financial statements in our annual reports on Form 10-K, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements.

	Fiscal Year Ended December 31, 2020		Fiscal Year Ended December 31, 2019
Audit Fees(1)	$90,000	*	$80,000	*
Audit-Related Fees(2)	$-		$-
Tax Fees(3)	$-		$-
All Other Fees(4)	$-		$-
Total	$90,000		$80,000

*	The amounts of audit fees disclosed for our fiscal years ended December 31, 2020 and 2019, represent the aggregate audit fees billed for 2020 and 2019, respectively. The amount billed for 2020 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2019 and the review of our interim financial statements in 2020. The amount billed for 2019 includes fees incurred in connection with the audit of our financial statements for the fiscal year ended December 31, 2018 and the review of our interim financial statements in 2019.

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported “Audit Fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax advice, and tax planning.

(4)	All other fees consist of fees billed for products and services provided by our principal accountants, other than for products and services reported above.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

(b) Financial Statement Schedules

All consolidated financial statement schedules are included in the footnotes to the financial statements, are inapplicable, or otherwise not required.

(c) Exhibits

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of November 27, 2013, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.2(2)	First Amendment to the Agreement and Plan of Merger, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.3(3)	Second Amendment to the Agreement and Plan of Merger, dated as of February 7, 2014, by and among Koffee Korner Inc., Cardax Acquisition, Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

2.4(4)	Amended and Restated Agreement and Plan of Merger, dated as of November 24, 2015 by and among Cardax Pharmaceuticals, Inc. and Cardax, Inc.

3.1(2)	Certificate of Incorporation, as amended, of Cardax, Inc.

3.2(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cardax, Inc.

3.3(2)	Amended and Restated Bylaws of Cardax, Inc.

4.1(3)	Form of specimen certificate representing Common Stock of Cardax, Inc.

4.2(3)	Form of Class A Warrant

4.3(3)	Form of Noteholder Warrant

4.4(3)	Form of Placement Agent Warrant

4.5(3)	Form of Financial Consultant Warrant

4.6(3)	Form of Warrant issued to JLS Ventures, LLC

10.1(2)	Cardax, Inc. 2014 Equity Compensation Plan

10.2(6)	2018 Amendment to the Cardax, Inc. 2014 Equity Compensation Plan

10.3(3)	Form of Stock Option Agreement under the 2014 Equity Compensation Plan

10.4(3)	Form of Notice of Stock Option Grant under the 2014 Equity Compensation Plan

10.5(3)	Form of Notice of Stock Option Grant In Substitution of Stock Option Grant under the Cardax Pharmaceuticals, Inc. 2006 Equity Compensation Plan

10.6(2)	Stock Purchase Agreement, dated as of January 10, 2014, by and among Koffee Korner Inc., Cardax Pharmaceuticals, Inc. and Cardax Pharma, Inc.

10.7(3)	Spin-off Agreement, dated as of February 7, 2014, between Koffee Korner Inc. and Nazneen D’Silva

10.8(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David G. Watumull

10.9(3)	Senior Executive Employment Agreement, dated February 7, 2014, of David M. Watumull

10.10(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Gilbert M. Rishton

10.11(3)	Senior Executive Employment Agreement, dated February 7, 2014, of Timothy J. King

10.12(3)	Service Agreement, dated July 30, 2013, of JBR Business Solutions LLC

10.13(7)	Form of Indemnification Agreement

10.14(7)	Form of Independent Board of Directors Agreement

10.15(8)	Form of Registration Rights Agreement

10.16(8)	Form of Subscription Agreement

10.17(8)	Form of Class D Warrant

10.18(8)	Form of Class E Warrant

10.19(9)	Supplement to Agreement of the Executive Chairman

10.20(9)	Independent Directors’ Compensation Agreement

10.21(9)	Supplement to Senior Executive Employment Agreement of David G. Watumull

10.22(9)	Payment Deferral and Acceptance Agreement of JBR Business Solutions, LLC

10.23(9)	Form of Payment Deferral and Acceptance Agreement

10.24(10)	Form of Subscription Agreement

10.25(11)	Form of Equity Purchase Agreement

10.26(12)	Form of Subscription Agreement

10.27(13)	Form of Subscription Agreement

10.28(14)	Exclusivity Agreement, dated as of October 16, 2017, by and between Cardax, Inc. and General Nutrition Corporation.

10.29(15)	Form of the Senior Convertible Notes issued by Cardax, Inc., dated July 19, 2019 and October 16, 2019

10.30(15)	Form of the Securities Purchase Agreements of Cardax, Inc., dated July 19, 2019 and October 16, 2019

10.31(15)	Form of the Warrants issued by Cardax, Inc., dated July 19, 2019 and October 16, 2019

10.32(16)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of September 2019, October 2019, November 2019, or January 2020

10.33(16)	Forms of the Securities Purchase Agreement and the Convertible Note, each dated as of November 15, 2019

10.34(17)	Forms of the Securities Purchase Agreement, the Secured Convertible Promissory Note, the Security Agreement, the Subsidiary Guaranty, and the Personal Guaranty, each dated as January 21, 2020

10.35(19)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of February 2020

10.36(18)	Forms of the Securities Purchase Agreement and the Convertible Note, each dated as of March 16, 2020

10.37(18)	Forms of the Securities Purchase Agreement and the Convertible Note, each dated as of March 16, 2020

10.38(20)	Forms of the Securities Purchase Agreement and the Convertible Note, each dated as of May 14, 2020

10.39(21)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of July 21, 2020

10.40(21)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of July 30, 2020

10.41(21)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of August 7, 2020

10.42(22)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of September 8, 2020

10.43(22)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of September 17, 2020

10.44(22)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of September 22, 2020

10.45(22)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of September 28, 2020

10.46(22)	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of October 8, 2020

10.47*	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of December 17, 2020

10.48*	Forms of the Securities Purchase Agreement, the Convertible Note, and the Warrant, each dated as of December 28, 2020, January 27, 2021, January 28, 2021, March 8, 2021, and March 26, 2021

21.1(3)	Subsidiaries of Cardax, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed November 29, 2013.

(2)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed January 14, 2014.

(3)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed February 10, 2014.

(4)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed November 24, 2015.

(5)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed January 14, 2020.

(6)	Filed as an exhibit to the Registration Statement on Form S-1 of the Company dated August 14, 2019.

(7)	Filed as an exhibit to the Amendment No. 1 to Registration Statement on Form S-1 of the Company dated September 2, 2014.

(8)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed March 9, 2015.

(9)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed July 7, 2015.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed May 13, 2016.

(11)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed July 18, 2016.

(12)	Filed as an exhibit to the Annual Report on Form 10-K of the Company filed March 31, 2017.

(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed November 14, 2017.

(14)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed October 20, 2017.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed July 25, 2019.

(16)	Filed as an exhibit to the Amendment No. 2 of the Registration Statement on Form S-1 of the Company dated November 22, 2019.

(17)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed January 27, 2020.

(18)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed March 20, 2020.

(19)	Filed as an exhibit to the Annual Report on Form 10-K of the Company filed March 30, 2020.

(20)	Filed as an exhibit to the Current Report on Form 8-K of the Company filed May 15, 2020.

(21)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed August 14, 2020.

(22)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Company filed November 13, 2020.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2021

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Watumull	President, Chief Executive Officer, and Director	April 15, 2021
David G. Watumull

/s/ John B. Russell	Chief Financial Officer and Treasurer	April 15, 2021
John B. Russell

/s/ George W. Bickerstaff, III	Chairman	April 15, 2021
George W. Bickerstaff, III

/s/ Terence A. Kelly	Director	April 15, 2021
Terence A. Kelly, Ph.D.

/s/ Michele Galen	Director	April 15, 2021
Michele Galen

/s/ Makarand Jawadekar, Ph.D.	Director	April 15, 2021
Makarand Jawadekar, Ph.D.

/s/ Elona Kogan	Director	April 15, 2021
Elona Kogan

Consolidated Financial Statements

Cardax, Inc., and Subsidiary

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Cardax, Inc., and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cardax, Inc., and Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and a reduction of revenue, while incurring significant debt, and needs to obtain additional financing to continue the services they provide. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes Payable – Related Parties and Non-related Parties – Notes 8 and 9

Critical Audit Matter Description

As disclosed in Notes 8 and 9 in the consolidated financial statements for the years ended December 31, 2020 and 2019, the Company issued a total of $3,600,000 of convertible notes to both related and non-related parties (the “Convertible Notes”). In accordance with accounting guidance on embedded conversion features indexed to and settled in equity, the Company valued and bifurcated the conversion option associated with the Convertible Notes from the respective host debt instrument where the guidance indicated this was necessary. The carrying amount of the equity component is recorded as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability component of the Convertible Notes. The significant assumptions used in the fair value of the liability component of the Convertible Notes were the discount rate based on the Company’s implied credit spread and term of the Convertible Notes and the expected volatility of Company’s stock price.

Application of the accounting framework for the Convertible Notes is complex, and the determination of the fair value of the liability component requires the Company to make significant estimates and assumptions relating to the implied credit spread and expected volatility. Therefore, performing audit procedures to evaluate the appropriateness of the accounting framework and the reasonableness of the significant estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists where necessary.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the Convertible Notes, including the Company’s judgments and calculations related to the fair value of the liability component, included the following procedures, among others:

●	We evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting treatment for the recording of the Convertible Notes and the internal controls over the determination of the fair value of the liability component.

●	We evaluated the Company’s conclusions regarding the accounting treatment applied to the recording of the Convertible Notes.

●	We evaluated the reasonableness of the valuation methodology and the significant assumptions used to determine the fair value of the liability component, by:

○ Testing the source information underlying the fair value of the liability component and the mathematical accuracy of the calculation.

○ Developing an independent expectation of certain significant assumptions, including the implied credit spread and expected volatility, and comparing our independent expectation to the Company’s estimate.

/s/ KBL, LLP

We have served as the Company’s auditor since 2013.

KBL, LLP

New York, NY

April 15, 2021

Cardax, Inc., and Subsidiary

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2020	2019
ASSETS

CURRENT ASSETS
Cash	$19,179	$19,303
Accounts receivable, net	-	205,768
Inventories	994,319	1,177,831
Deposits and other assets	3,063	2,066
Prepaid expenses	105,238	181,093

Total current assets	1,121,799	1,586,061

INTANGIBLE ASSETS, net	302,411	420,373

RIGHT TO USE LEASED ASSETS	962	12,488

TOTAL ASSETS	$1,425,172	$2,018,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses, current portion	$4,362,381	$3,687,376
Accounts payable and accrued expenses	1,689,352	1,544,402
Fees payable to directors	418,546	418,546
Accrued separation costs, current portion	12,000	9,000
Current portion of related party notes payable	769,000	575,000
Current portion of note payable	211,300	-
Related party convertible notes payable, net of discount	1,334,296	651,721
Convertible notes payable, net of discount	1,468,531	358,289
Employee settlement	50,000	50,000
Lease liability, current portion	962	11,527
Derivative liability on convertible notes payable	235,165	827,314

Total current liabilities	10,551,533	8,133,175

NON-CURRENT LIABILITIES
Note payable, less of current portion	-	-
Related party notes payable, less of current portion	1,000,000	1,000,000
Accrued separation costs, less current portion	71,635	83,635
Lease liability, less current portion	-	961

Total non-current liabilities	1,071,635	1,084,596

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	11,623,168	9,217,771

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2020, and December 31, 2019, respectively	-	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 794,183 and 687,564 shares issued and outstanding as of December 31, 2020, and December 31, 2019, respectively	794	688
Additional paid-in-capital	61,893,072	59,836,818
Accumulated deficit	(72,091,862)	(67,036,355)

Total stockholders’ deficit	(10,197,996)	(7,198,849)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,425,172	$2,018,922

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2020	2019

REVENUES, net	$538,946	$710,949

COST OF GOODS SOLD	196,130	345,393

GROSS PROFIT	342,816	365,556

OPERATING EXPENSES:
Salaries and wages	1,419,070	1,552,226
Professional fees	575,175	920,208
Selling, general, and administrative expenses	607,408	906,074
Stock based compensation	632,500	708,588
Research and development	136,780	315,994
Depreciation and amortization	34,519	39,569

Total operating expenses	3,405,452	4,442,659

Loss from operations	(3,062,636)	(4,077,103)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	222,707	(356,314)
Gain on modification of debt instruments	394,924
Other income	30,000	-
Loss on abandonment of patents	(98,056)	(36,205)
Loss on abandonment of pending stock issuance	(157,811)	-
Interest expense	(2,384,635)	(623,415)

Total other (expense) income, net	(1,992,871)	(1,015,934)

Loss before the provision for income taxes	(5,055,507)	(5,093,037)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,055,507)	$(5,093,037)

NET LOSS PER SHARE
Basic	$(6.79)	$(7.49)
Diluted	$(6.79)	$(7.49)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	744,555	680,152
Diluted	744,555	680,152

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2019 and 2020

	Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2019	669,967	$670	$58,407,257	$(61,943,318)	$(3,535,391)

Common stock grants to independent directors	11,054	11	349,989	-	350,000

Common stock grants to service providers	750	1	16,649	-	16,650

Stock based compensation - options	-	-	341,938	-	341,938

Restricted stock issuance	8,169	8	244,992	-	245,000

Issuance of warrants attached to convertible notes	-	-	125,545	-	125,545

Beneficial conversion feature issued on convertible notes	-	-	350,446	-	350,446

Retirement of issued stock	(2,376)	(2)	2	-	-

Net loss	-	-	-	(5,093,037)	(5,093,037)

Balance at December 31, 2019	687,564	$688	$59,836,818	(67,036,355)	$(7,198,849)

Balance at January 1, 2020	687,564	$688	$59,836,818	$(67,036,355)	$(7,198,849)

Common stock grants to independent directors	28,737	29	74,971	-	75,000

Warrants granted to independent directors	-	-	300,000	-	300,000

Stock based compensation - options	-	-	257,500	-	257,500

Common stock grants to convertible note holders	81,409	81	532,131	-	532,212

Isauance of shares upon conversion of convertible note	18,000	18	89,982	-	90,000

Issuance of warrants attached to convertible notes	-	-	448,279	-	448,279

Beneficial conversion feature issued on convertible notes	-	-	141,390	-	141,390

Revaluation of notes payable discounts due to modification of conversion price	-	-	(271,998)	-	(271,998)

Extension fee for convertible note	6,250	6	24,994	-	25,000

Extinguishment of derivative liability upon repayment of convertible note	-	-	458,977	-	458,977

Stock retirement	(27,777)	(28)	28	-	-

Net loss	-	-	-	(5,055,507)	(5,055,507)

Balance at December 31, 2020	794,183	$794	$61,893,072	$(72,091,862)	$(10,197,996)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,055,507)	$(5,093,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,519	39,569
Amortization of debt discount	1,841,388	417,001
Stock based compensation	632,500	708,588
Bad debt expense on note receivable and accrued interest	69,934	-
Loss on abandonment of patents	98,056	36,205
Loss on abandonment of pending stock issuance	157,811	-
Change in fair value of derivative liability	(222,707)	356,314
Gain on modification of debt instruments	(394,924)	-
Changes in assets and liabilities:
Accounts receivable	100,998	(138,258)
Inventories	183,512	302,549
Deposits and other assets	(997)	117,000
Prepaid expenses	(81,956)	(157,010)
Accrued payroll and payroll related expenses	675,005	259,365
Accounts payable and accrued expenses	179,785	(362,123)
Accrued separation costs	(9,000)	(9,000)

Net cash used in operating activities	(1,791,583)	(3,522,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(14,613)	(61,613)

Net cash used in investing activities	(14,613)	(61,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of related party notes payable	219,000	1,575,000
Proceeds from the issuance of notes payable	236,300	-
Proceeds from the issuance of related party convertible notes payable	340,000	1,050,000
Proceeds from the issuance of convertible notes payable	1,720,000	490,000
Repayment of principal on related party notes payable	(25,000)	-
Repayment of principal on notes payable	(25,000)	-
Repayment of principal on convertible notes payable	(529,228)	-
Payment of debt issuance costs	(40,000)	-
Payment of extension costs on convertible notes payable	(90,000)	-
Proceeds from the issuance of common stock	-	245,000

Net cash provided by financing activities	1,806,072	3,360,000

NET DECREASE IN CASH	(124)	(224,450)

BEGINNING OF THE YEAR	19,303	243,753

END OF THE YEAR	$19,179	$19,303

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$416,015	$137,688
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of receivables with payables	$34,836	$89,572
Right to use assets funded through leases	$11,526	$12,488
Retirement of issued stock	$28	$2
Discounts recognized on notes payable at issuance	$1,146,881	$946,991
Extinguishment of derivative liability upon repayment of convertible notes	$458,977	$-
Revaluation of notes payable discounts due to modification of conversion price	$271,998	$-
Conversion of convertible note into common stock	$90,000	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1 – COMPANY BACKGROUND

The Company’s predecessor, Cardax Pharmaceuticals, Inc. (“Holdings”), was incorporated in the State of Delaware on March 23, 2006.

Cardax, Inc. (the “Company”) (OTCQB:CDXI) is a biopharmaceutical company primarily focused on the development of pharmaceuticals for chronic diseases driven by inflammation. The Company also has a commercial business unit that markets dietary supplements for inflammatory health. CDX-101, the Company’s astaxanthin pharmaceutical candidate, is being developed for cardiovascular inflammation and dyslipidemia, with a target initial indication of severe hypertriglyceridemia. CDX-301, the Company’s zeaxanthin pharmaceutical candidate, is being developed for macular degeneration. The Company’s pharmaceutical candidates are currently in pre-clinical development, including the planning of IND enabling studies. ZanthoSyn® is a physician recommended astaxanthin dietary supplement for inflammatory health. The Company sells ZanthoSyn® primarily through wholesale and e-commerce channels. The safety and efficacy of the Company’s products have not been directly evaluated in clinical trials or confirmed by the FDA.

Going concern matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $5,055,507 and $5,093,037 for the years ended December 31, 2020 and 2019, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $72,091,862 as of December 31, 2020, and has had negative cash flows from operating activities since inception. Management expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its consumer business. The Company also plans to advance the research and development of its pharmaceutical candidates and anticipates further losses in the development of its pharmaceutical business. The Company’s ability to access the capital markets is unknown during the coronavirus disease 2019 (“COVID-19”) pandemic, which may limit or prevent the funding of its operations and related obligations. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital to carry out its business plan. During the year-ended December 31, 2020, the Company raised $2,515,300 in gross proceeds through the issuance of debt securities. The Company filed a registration statement on Form S-1 on August 14, 2019, as amended September 27, 2019, and November 22, 2019, for a proposed $15 million public offering of common stock and warrants. The Company continued to take actions to advance the proposed public offering in 2020, but due to COVID-19 related travel restrictions, financial market conditions, and other considerations, the public offering was not consummated. In March 2021, the Company requested withdrawal of the registration statement from the Commission. The Company launched a private placement of preferred stock for an aggregate amount of up to $10 million with an initial closing of $50,000 on January 11, 2021; however, there can be no assurance that additional closings will be consummated.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides aid to small businesses through programs administered by the U.S. Small Business Administration (the “SBA”). The CARES Act established a Paycheck Protection Program (the “PPP”), under which certain small businesses are eligible for loans to fund payroll expenses, rent, and related costs. In April 2020, the Company received a PPP loan (see Note 7). In February 2021, the Company received a Second Draw PPP loan. Under the terms of the program, the loan amounts may be forgiven if certain terms and conditions are met. Management believes the PPP loans received by the Company will be eligible for forgiveness in accordance with the terms of the program.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents as of December 31, 2020 and 2019.

The Company maintains cash deposit accounts at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s cash balance at times may exceed these limits. As of December 31, 2020 and 2019, the Company had $0 in excess of federally insured limits on deposit.

Accounts receivable

Accounts receivable, net, of $0 and $205,768 as of December 31, 2020 and 2019, respectively, consists of amounts due from sales of dietary supplements.

It is the Company’s policy to provide for an allowance for doubtful collections based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivables are due 60 days after the issuance of the invoice. Receivables past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. No allowance was deemed necessary as of December 31, 2020 and 2019, respectively.

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

When necessary, the Company provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality that may affect salability. There were no reserves necessary for inventory as of December 31, 2020 and 2019.

Notes payable

The Company issued various notes payable to related and non-related parties. These notes payable included original issue discounts, detachable warrants, conversion features, beneficial conversion features, debt issuance costs, and modifications.

●	Original issue discounts. The Company accounts for the original issue discounts in accordance with Accounting Standards Codification (“ASC”) No. 835-30, Interest and Imputation of Interest, which requires the Company to record the discount as a contra-liability and amortize it over the term of the underlying note using the interest method.
●	Detachable warrants. The Company accounts for detachable warrants in accordance with ASC No. 470-20, Debt, which requires the Company to bifurcate and separately account for the detachable warrant as a separated debt instrument. The values are assigned to detachable warrant based on a relative fair allocation between the note, the warrants, and any other debt instrument issued with the note payable. The fair value used for the warrant in this allocation is calculated using the Black-Scholes valuation model.
●	Conversion features. The Company accounts for the fair value of the conversion feature in accordance with ASC No. 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Company’s convertible note. The Company is required to carry the embedded derivative on its balance sheet at fair value. The initial value of the embedded derivative is accounted for as a discount to the convertible note and a derivative liability. The liability is required to be remeasured at each reporting date and the change in fair value is recognized as a component in the results of operations. The Company values the embedded derivatives on the consolidated balance sheet at fair value using the Black-Scholes valuation model.
●	Beneficial conversion features. The Company accounts for beneficial conversion features in accordance with ASC No. 470-20, Debt, which requires the Company to recognize a discount and charge an amount to additional paid in capital equal to the intrinsic value of the beneficial conversion feature.
●	Debt issuance costs. The Company accounts for debt issuance costs in accordance with ASC No. 470-20, Debt, which requires the Company to recognize a contra-liability for costs incurred with the issuance of debt instruments. These contra-liabilities are amortized over the term of the underlying note payable using the interest method.
●	Debt modifications. The Company accounts for debt modifications in accordance with ASC No. 470-50, Debt Modifications and Extinguishments, which requires the Company to recognize accounting extinguishments for modifications considered material.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock issuance costs

Stock issuance costs related to financing are accounted for as a reduction in stock proceeds in accordance with ASC No. 340-10, Other Assets and Deferred Costs. Such costs consist of underwriting and legal fees, as well as travel costs incurred. These costs were $255,271 as of December 31, 2020, and are being deferred as a component of prepaid expenses in the accompanying consolidated balance sheet until completion of the respective transaction.

Revenue from contracts with customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Under ASC No. 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance, and verify that collection of substantially all consideration is probable.

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

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the years ended December 31:

Geographical area	Source	2020	2019
United States	Nutraceuticals	$528,574	$705,694
Hong Kong	Nutraceuticals	$10,372	$5,255

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

Shipping and handling costs

Shipping and handling costs are included in cost of goods sold. Shipping and handling costs were $11,310 and $19,999 for the years ended December 31, 2020 and 2019, respectively.

Sales and use tax

Revenues, as presented on the accompanying income statement, include taxes collected from customers and remitted to governmental authorities. Such taxes were $3,045 and $3,018 for the years ended December 31, 2020 and 2019, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred and consists primarily of manufacturing of products, third-party research, clinical studies, laboratory supplies, and scientific advisory boards. The focus of these costs is on the development of astaxanthin, zeaxanthin, and related compounds. For the years ended December 31, 2020 and 2019, research and development costs were $136,780 and $315,994, respectively.

Advertising

Advertising costs are expensed as incurred and are included as an element of sales and marketing costs in the accompanying consolidated statements of operations. For the years ended December 31, 2020 and 2019, advertising costs were $27,366 and $161,468, respectively.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. When necessary, a valuation allowance is provided to reduce deferred tax assets to an amount that is more likely than not to be realized.

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

The Company files income tax returns in the United States (“U.S.”), Hawaii, California, New York, and New York City jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The federal, state, and city income tax returns of the Company are subject to examination by the IRS, state, and city taxing authorities, generally for three years after they were filed.

The Company did not recognize any tax liabilities for income taxes associated with unrecognized tax benefits as of December 31, 2020 and 2019. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes in the consolidated statements of operations.

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

Recently adopted accounting pronouncements

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

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU No. 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU No. 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 3 – INVENTORIES

Inventories consist of the following as of December 31:

	2020	2019
Raw materials	$759,400	$763,800
Finished goods	234,919	414,031
Total inventories	$994,319	$1,177,831

As of December 31, 2020 and 2019, all raw materials were held at the manufacturer’s facility for future production. Additionally, as of December 31, 2020 and 2019, $227,597 and $407,756, respectively, in finished goods were held at the manufacturer’s facility for shipment.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of December 31:

	2020	2019
Patents	$499,106	$614,003
Less accumulated amortization	(256,742)	(332,081)
	242,364	281,922
Patents pending	60,047	138,451
Total intangible assets, net	$302,411	$420,373

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $34,519 and $39,569 for the years ended December 31, 2020 and 2019, respectively.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

The Company has 28 issued patents, including 13 in the U.S. and 15 outside the U.S. that will expire between 2023 and 2028, subject to patent term extensions. The Company also has four additional patents pending that if issued would extend patent coverage in the U.S. and outside the U.S. to 2039-2041.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 5 – ACCRUED SEPARATION COSTS

On August 9, 2016, the Company entered into a separation agreement with an employee to pay $118,635 of accrued compensation over nine-years. This amount is included in accrued payroll and payroll related expenses in the accompanying consolidated balance sheets. This amount does not yield interest and matures as follows for the years ended December 31:

2021	$12,000
2022	12,000
2023	18,000
2024	18,000
2025	23,635
83,635
Less current portion	(12,000)
$71,635

NOTE 6 – RELATED PARTY NOTES PAYABLE

Related party notes payable consisted of the following as of December 31:

	2020	2019

Inventory financing. On January 11, 2019, the Company entered into a $1,000,000 revolving inventory financing facility with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. Use of proceeds from this facility is limited to the purchase of inventory, including raw materials, intermediates, and finished goods, unless otherwise approved by the lender. This facility accrues interest at the rate of 12% per annum, is unsecured, and matures in three years from origination. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity.	$1,000,000	$1,000,000

Officer loan. On June 26, 2019, the Company borrowed $75,000 from the Chief Executive Officer of the Company. This note accrues interest at the rate of 4.5% per annum, payable at maturity, is unsecured, and was originally due August 26, 2019, but the maturity date was extended to June 30, 2021.	75,000	75,000

Promissory note 2019-01. On May 20, 2019, the Company entered into a $400,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. On July 10, 2019, this note was amended to increase the principal sum by an additional $100,000. This note accrues interest at the rate of 12% per annum, payable at maturity, is unsecured, and was originally due August 20, 2019, but the maturity date was extended to June 30, 2021.	500,000	500,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE (continued)

	2020	2019

Promissory note. On June 29, 2020, the Company entered into a $25,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. This note accrued interest at the rate of 12% per annum, payable at maturity, was unsecured, and was originally due September 30, 2020, but the maturity date was extended to October 15, 2020. This note was fully repaid on October 8, 2020.	-	-

Promissory note. On November 6, 2020, the Company entered into a $94,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. This note accrued an issuance fee of $4,000 and a one-time fixed interest charge upon issuance of $2,000, payable at maturity, is unsecured, and was originally due December 6, 2020, but the maturity date was extended to June 30, 2021.	94,000	-

Promissory note. On December 30, 2020, the Company entered into a $100,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. This note accrues interest at the rate of 12% per annum, is unsecured, and was originally due March 30, 2021, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity.	100,000	-

Total related party notes payable	1,769,000	1,575,000

Less current portion	(769,000)	(575,000)

Long term related party notes payable	$1,000,000	$1,000,000

Interest expense

The Company incurred interest charges of $190,268 and $147,605 during the years ended December 31, 2020 and 2019, respectively, on these related party notes payable of which $116,826 and $47,413 was accrued and payable as of December 31, 2020 and 2019.

Maturities

Future maturities of these related party notes payable are as follows as of December 31:

2021	$769,000
2022	1,000,000
$1,769,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 7 – NOTES PAYABLE

On April 22, 2020, the Company received a Paycheck Protection Program (“PPP”) loan from a U.S. Small Business Administration (the “SBA”) lender for $211,300. Management believes the loan will be eligible for forgiveness in accordance with the terms of the program.

On July 14, 2020, the Company issued a note payable in the amount of $25,000. This note accrued interest at 12% per annum, payable at maturity, and matured on July 31, 2020. On July 31, 2020, this note was repaid in full.

Interest expense

The Company incurred interest charges on these notes payable of $1,606 during the year ended December 31, 2020. The aggregate amount of accrued and unpaid interest on this note payable was $1,466 as of December 31, 2020.

Other

The Company also applied for the Economic Injury Disaster Loan (“EIDL”) from the SBA, which remains pending as of the date hereof. The Company received an EIDL advance amount of $10,000 during the year-ended December 31, 2020. According to the terms set forth by the SBA, regardless of whether the loan application is approved or declined, the advance does not need to be repaid; accordingly, the Company recognized the advance as other income.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible notes payable consisted of the following as of December 31:

	2020	2019

Convertible note 2019-02. On July 19, 2019, the Company issued a convertible note payable in the amount $815,217, with an original issue discount of $65,217 in exchange for $750,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of December 31, 2020, and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon issuance and adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 7,500 shares of stock at $24 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note; accordingly, the adjusted exercise price was equal to $4.27 per share as of December 31, 2020, and $14 per share as of December 31, 2019. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $234,300 and $582,533 as of December 31, 2020 and 2019, respectively, wherein the difference was due to the revaluation of such features upon adjustment of the conversion price in February 2020.	$815,217	$815,217

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2019-07. On October 16, 2019, the Company issued a convertible note payable in the amount $217,391, with an original issue discount of $17,391 in exchange for $200,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of December 31, 2020, and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 2,000 shares of stock at $24 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note; accordingly, the adjusted conversion price was equal to $4.27 per share as of December 31, 2020, and $14 per share as of December 31, 2019. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $63,060 and $110,783 as of December 31, 2020 and 2019, respectively, wherein the difference was due to the revaluation of such features upon adjustment of the conversion price in February 2020.	217,391	217,391

Officer convertible note. On November 15, 2019, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 14% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at the conversion price of $20 per share.	100,000	100,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2020-11. On September 17, 2020, the Company issued a convertible note payable in the amount $271,739, with an original issue discount of $21,739 in exchange for $250,000. This note accrues interest at 8% per annum and has a maturity of June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. This note was also issued with a detachable warrant to purchase 13,333 shares of stock at $4.50 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note. The valuation of the conversion feature and detachable warrant resulted in the recognition of discounts on this note equal to $88,950 as of December 31, 2020.	271,739	-

Convertible note 2020-16. On December 17, 2020, the Company issued a convertible note payable in the amount $90,000. This note accrued interest at 4% per annum, payable at maturity, and was originally due December 31, 2021. This note was fully converted into 18,000 shares of our common stock as of December 17, 2020.	-	-

Total related party convertible notes payable	1,404,347	1,132,608

Less original issue discounts	(104,347)	(82,608)

Related party convertible notes payable, net	1,300,000	1,050,000

Less discounts for conversion rights, beneficial conversion features, and detachable warrants	(386,310)	(693,316)

Plus amortization of discounts	420,606	295,037

Total related party convertible notes payable, net	$1,334,296	$651,721

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

Discounts

Total discounts (original issue discounts plus discounts for conversion rights, beneficial conversion features, and detachable warrants) of $490,658 are amortized using the interest method, which resulted in amortization recorded as interest expense of $478,072 for the year ended December 31, 2020, with total accumulated amortization equal to $420,606 as of December 31, 2020.

Modifications

The Company evaluated changes to the terms of certain related party convertible notes payable in accordance with FASB ASC No. 470-50, Debt Modifications and Extinguishments, as described below.

In February 2020, the Company adjusted the conversion price of certain related party convertible notes payable in accordance with their terms, which triggered modification accounting and resulted in a gain of $258,903.

On June 30, 2020, the Company extended the maturity dates of the related party convertible notes payable as described in the table above. Management compared the present values of these notes before and after the extensions, noting that the change in present value was less than 10%. As such, these notes were determined to not be substantially different and no changes in values were recognized.

Interest expense

The Company incurred interest charges on these related party convertible notes payable of $102,905 and $35,132 during the years ended December 31, 2020 and 2019, respectively, on these related party convertible notes payable of which $10,024 and $8,205 was accrued and payable as of December 31, 2020 and 2019.

Maturities

Future maturities of these related party convertible notes payable are as follows as of December 31:

2021	$1,404,347
$1,404,347

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of December 31:

	2020	2019

Convertible note 2019-01. On April 18, 2019, the Company issued a convertible note payable in the amount $150,000. This note accrued interest at 10% per annum, payable at maturity, and was originally due December 31, 2019, but the maturity date was extended to March 31, 2020. This note was fully repaid as of March 17, 2020. Prior to repayment, this note and accrued interest were convertible into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option. The conversion price was subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of March 17, 2020, and $14 per share as of December 31, 2019. A beneficial conversion feature was recognized as a result of the conversion price upon issuance and adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 2,500 shares of stock at $40 per share. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $199,012 as of December 31, 2019. The discounts on this note and accumulated amortization of such discounts were eliminated upon repayment.	$-	$150,000

Convertible note 2019-03. On September 4, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following twenty-four (24) months, as amended. This note was also issued with a detachable warrant to purchase 1,000 shares of stock at $24 per share. The valuation of the detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $18,326.	108,696	108,696

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2019-04. On September 25, 2019, the Company issued a convertible note payable in the amount $54,348, with an original issue discount of $4,348 in exchange for $50,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $4,190.	54,348	54,348

Convertible note 2019-05. On October 3, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,705.	27,174	27,174

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2019-06. On October 10, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,505.	27,174	27,174

Convertible note 2019-08. On October 23, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with detachable warrants to purchase 1,250 shares of stock at $30 per share and 1,250 shares of stock at $40 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $21,363.	108,696	108,696

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2019-09. On October 29, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,295.	27,174	27,174

Convertible note 2019-10. On November 8, 2019, the Company issued a convertible note payable in the amount $16,304, with an original issue discount of $1,304 in exchange for $15,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $14 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 150 shares of stock at $14 per share. The valuation of the detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $3,279.	16,304	16,304

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2020-01. On January 6, 2020, the Company issued a convertible note payable in the amount $10,870, with an original issue discount of $870 in exchange for $10,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $10 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 100 shares of stock at $10 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $793.	10,870	-

Convertible note 2020-02. On January 21, 2020, the Company issued a convertible note payable in the amount $262,500, with an original issue discount of $12,500 in exchange for $250,000. This note accrued interest at 10% per annum from and after July 1, 2020, and accrued a one-time fixed interest charge upon issuance equal to 10% of the principal amount. This note was originally due June 30, 2020, but the maturity date was extended to February 28, 2021. This note was fully settled as of March 31, 2021. The Company issued 6,250 shares of common stock as consideration for an extension to September 1, 2020. The Company paid $25,000 on November 10, 2020, as consideration for an extension to December 15, 2020, which was considered a material modification under ASC 470-50-40, resulting in an accounting extinguishment. Prior to repayment, this note and accrued interest were convertible into shares of common stock at $4.27 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon adjustment being less than fair market value. 5,855 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. The debt issuance costs, intrinsic value of the beneficial conversion feature, and extension fees resulted in the recognition of discounts on this note equal to $110,247 prior to the accounting extinguishment and $25,000 as of December 31, 2020. $200,000 was paid to the holder on September 18, 2020: $32,003 for accrued and unpaid interest to date, $129,228 for principal repayment, and $38,769 as a premium on the principal repayment. Payments of $100,000, $10,000, and $20,000 were paid to the holder on February 1, March 8, and March 31, 2021, respectively, in full settlement of the note.	133,272	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2020-03. On February 25, 2020, the Company issued a convertible note payable in the amount $52,632, with an original issue discount of $2,632 in exchange for $50,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $7.50 per share any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $7.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $1,985.	52,632	-

Convertible note 2020-04. On March 16, 2020, the Company issued a convertible note payable in the amount $250,000, with an original issue discount of $20,000 in exchange for $230,000. This note accrued interest at 10% per annum, payable at maturity, and was originally due September 16, 2020. This note was fully repaid as of May 14, 2020. Prior to repayment, this note and accrued interest were convertible into shares of common stock at $4.50 per share, subject to adjustment, any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. The conversion price was subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 5,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. 27,777 shares of common stock were also issued in connection with the purchase of this note and recognized as a debt issuance cost; however, these shares were subject to return if the note was fully repaid within 6 months of issuance and were therefore returned upon repayment. $5,000 was paid for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature, debt issuance costs, and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $343,854 upon issuance. The discounts on this note and accumulated amortization of such discounts were eliminated upon repayment.	-	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2020-05. On March 16, 2020, the Company issued a convertible note payable in the amount $250,000, with an original issue discount of $20,000 in exchange for $230,000. This note accrues interest at 10% per annum, payable at maturity, and was originally due September 16, 2020, but the maturity date was extended to May 25, 2021. The principal amount was increased by $10,000 on August 10, 2020, as consideration for an extension to October 31, 2020. The Company paid $7,500 on November 13, 2020, and $7,500 on December 1, 2020, as consideration for an extension to December 31, 2020. The Company paid $7,500 on January 28, 2021, and $7,500 on February 22, 2021, as consideration for an extension to February 28, 2021. The Company agreed to pay $7,500 by April 22, 2021, and $7,500 by May 14, 2021, as consideration for an extension to May 25, 2021. Each amendment was not considered a material modification under ASC 470-50-40 and accordingly did not result in an accounting extinguishment. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 5,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. 27,777 shares of common stock were also issued in connection with the purchase of this note and recognized as a debt issuance cost; however, these shares are subject to return if the note is fully repaid. $5,000 was withheld from the proceeds for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature, debt issuance costs, intrinsic value of the beneficial conversion feature, and extension fees resulted in the recognition of discounts on this note equal to $368,854 as of December 31, 2020.	260,000	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2020-06. On May 14, 2020, the Company issued a convertible note payable in the amount $500,000, with an original issue discount of $40,000 in exchange for $460,000. This note accrues interest at 10% per annum, payable at maturity, and matures on May 14, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $9.75 per share, subject to adjustment) any time at the holder’s option. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.50 per share as of December 31, 2020. 10,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. $10,000 was paid for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The Company paid $25,000 on November 9, 2020, and $25,000 on December 11, 2020, as consideration for extensions to the period before the conversion price adjusts from a fixed price to a variable price at a discount to market and the period the Company may prepay the note without penalty or premium. The Company paid $12,500 on January 28, 2021, $12,500 on February 12, 2021, $12,500 on February 26, 2021, $12,500 on March 12, 2021, and $12,500 on March 30, 2021, as consideration for additional extensions to the fixed conversion price and prepayment periods. Each amendment was not considered a material modification under ASC 470-50-40 and accordingly did not result in an accounting extinguishment. The valuation of the conversion feature, debt issuance costs, and extension fees resulted in the recognition of discounts on this note equal to $280,158 as of December 31, 2020.	500,000	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2020-07. On July 21, 2020, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 8% per annum, payable at maturity, and matures on June 30, 2021. This note and accrued interest may convert into shares of common stock (i) any time at the holder’s option at a conversion price of $5.00 per share, or (ii) automatically upon a qualified financing of at least $5 million at a conversion price equal to the lower of $5.00 per share or a 25% discount to the market price. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 20,000 shares of common stock at $7.50 per share and 20,000 shares of common stock at $10.00 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $105,800.	100,000	-

Convertible note 2020-08. On July 30, 2020, the Company issued a convertible note payable in the amount $25,000. This note accrues interest at 12% per annum and was originally due September 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $5.00 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following twenty-four (24) months, as amended. This note also contains a detachable warrant exercisable for 5 years to purchase 250 shares of common stock at $5.00 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $953.	25,000	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2020-09. On August 7, 2020, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 8% per annum, payable at maturity, and matures on July 31, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $5.00 per share. The Company may not prepay this note without the prior written consent of the holder. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following twenty-four (24) months. This note also contains detachable warrants exercisable for 5 years on a cash or cashless basis to purchase 20,000 shares of common stock at $7.50 per share and 20,000 shares of common stock at $10.00 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $106,000.	100,000	-

Convertible note 2020-10. On September 8, 2020, the Company issued a convertible note payable in the amount $15,000. This note accrues interest at 8% per annum, payable at maturity, and matures on June 30, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 2,000 shares of common stock at $7.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $5,300.	15,000	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2020-12. On September 22, 2020, the Company issued a convertible note payable in the amount $25,000. This note accrues interest at 8% per annum and matures on June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 5,555 shares of common stock at $4.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $11,499.	25,000	-

Convertible note 2020-13. On September 28, 2020, the Company issued a convertible note payable in the amount $108,696 with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and matures on June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 24,155 shares of common stock at $4.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $50,001.	108,696	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2020-14. On October 8, 2020, the Company issued a convertible note payable in the amount $60,000. This note accrues interest at 8% per annum and matures on September 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains a detachable warrant exercisable for 5 years to purchase 13,333 shares of common stock at $4.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $27,599.	60,000	-

Convertible note 2020-15. On October 8, 2020, the Company issued a convertible note payable in the amount $20,000. This note accrues interest at 8% per annum and matures on September 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains a detachable warrant exercisable for 5 years to purchase 4,444 shares of common stock at $4.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $9,199.	20,000	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	2020	2019

Convertible note 2020-17. On December 28, 2020, the Company issued a convertible note payable in the amount $55,556 with an original issue discount of $5,556 in exchange for $50,000. This note accrues interest at 8% per annum and matures on December 31, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $5.00 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains a detachable warrant exercisable for 5 years to purchase 15,000 shares of common stock at $5.00 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $14,250.	55,556	-

Total convertible notes payable	1,835,592	519,566

Less original issue discounts	(107,320)	(29,566)

Convertible notes payable, net	1,728,272	490,000

Less discounts for conversion rights, beneficial conversion features, debt issuance costs, extension fees, and detachable warrants	(1,062,054)	(253,675)

Plus amortization of discounts	802,313	121,964

Total convertible notes payable, net	$1,468,531	$358,289

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

Discounts

Total discounts (original issue discounts plus discounts for conversion rights, beneficial conversion features, debt issuance costs, extension fees and detachable warrants) of $1,169,372 are amortized using the interest method, which resulted in amortization recorded as interest expense of $1,363,316 and $121,964 for the years ended December 31, 2020 and 2019, respectively, with total accumulated amortization equal to $802,313 as of December 31, 2020.

Modifications

The Company evaluated changes to the terms of certain convertible notes payable in accordance with FASB ASC No. 470-50, Debt Modifications and Extinguishments, as described below.

In February 2020, the Company adjusted the conversion price of a convertible note payable in accordance with its terms, which triggered modification accounting and resulted in a gain of $95,888.

On June 30, 2020, the Company extended the maturity dates of certain convertible notes payable as described in the table above. Management compared the present values of these notes before and after the extensions, noting that the change in present value was less than 10%. As such, these notes were determined to not be substantially different and no changes in values were recognized.

In September 2020, the Company adjusted the conversion price of a convertible note payable in accordance with its terms, which triggered modification accounting and resulted in a gain of $40,133.

In November 2020, the Company extended the maturity date of a certain convertible note payable as described in the table above. Management compared the present value of this note before and after the extension, noting that the change in present value was greater than 10%, which triggered an accounting extinguishment in such period.

In November 2020, the Company extended the maturity date and the fixed conversion price and prepayment period of certain convertible notes payable as described in the table above. Management compared the present values of these notes before and after the extensions, noting that the change in present value was less than 10%. As such, these notes were determined to not be substantially different and no changes in values were recognized.

Interest expense

The Company incurred interest charges on these convertible notes payable of $142,227 and $17,877 during the years ended December 31, 2020 and 2019, respectively, of which $67,648 and $13,114 was accrued and payable as of December 31, 2020 and 2019.

Maturities

Future maturities of these convertible notes payable are as follows as of December 31:

2021	$1,835,592
$1,835,592

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has identified the embedded derivatives related to the convertible notes described in Notes 8 and 9. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of these derivative liabilities as of the issuance date of the convertible notes and each subsequent reporting date as well as upon modification, repayment, or extinguishment of the convertible notes. Derivative liabilities are eliminated upon repayment or extinguishment of the convertible notes and recorded as an adjustment to additional paid in capital.

The Company estimates the fair value of these derivative liabilities using the Black-Scholes valuation model. The initial value is used in the determination of a note discount with each subsequent change in fair value as a component of operations. The range of fair value assumptions used for derivative financial instruments during the year ended December 31, 2020, were as follows:

Dividend yield	0.0%
Risk-free rate	0.10% - 1.43%
Volatility	147% - 190%
Expected term	1 year

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

The Company recognized derivative liabilities for the years ended December 31, 2020 and 2019, as follows:

Derivative liabilities as of January 1, 2019	$-
Valuation upon issuance	323,675
Revaluation upon modification	147,325
Change in fair value	356,314
Derivative liabilities as of December 31, 2019	827,314
Valuation upon issuance	433,672
Revaluation upon modification	(344,137)
Change in fair value	(222,707)
Elimination upon extinguishment	(458,977)
Derivative liabilities as of December 31, 2020	$235,165

The following table presents the three-level hierarchy prescribed by U.S. GAAP for derivative liabilities since it is a liability that is measured and recognized at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Change in Fair Value

December 31, 2019	$-	$-	$827,314	$356,314
December 31, 2020	$-	$-	$235,165	$(222,707)

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 11 – STOCKHOLDERS’ DEFICIT

Preferred stock issuance

On January 11, 2021, the Company sold 2,000 shares of Series A Preferred Stock for an aggregate purchase price of $50,000. In accordance with the Certificate of Designation of Series A Preferred Stock dated January 7, 2021: (i) each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, from and after October 15, 2022, into shares of common stock; (ii) all outstanding shares of Series A Preferred Stock shall be automatically converted into shares of common stock in the event any of the Company’s securities are listed for trading on any national exchange; and (iii) the Company may redeem any or all of the outstanding shares of Series A Preferred Stock at any time after October 15, 2023.

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

Conversion of convertible note

On December 17, 2020, the Company issued 18,000 shares of restricted common stock upon the full conversion of a convertible note in the principal amount of $90,000.

Shares outstanding

As of December 31, 2020 and 2019, the Company had a total of 794,183 and 687,564 shares of common stock outstanding, respectively.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCK GRANTS

Stock grants to convertible note holders

During the year ended December 31, 2020, the Company granted convertible note holders an aggregate of 81,409 shares of restricted common stock as consideration for commitment fees (“commitment shares”). 27,777 commitment shares were cancelled upon repayment of a convertible note in accordance with its terms and another 27,777 commitment shares are returnable upon repayment of a convertible note in accordance with its terms.

During the year ended December 31, 2020, the Company granted a convertible note holder 6,250 shares of restricted common stock as consideration for extension fees.

Director stock grants

During the years ended December 31, 2020 and 2019, the Company granted its independent directors an aggregate of 28,737 and 11,054, respectively, shares of restricted common stock. These shares were fully vested upon issuance. The expense recognized for these grants based on the fair value on the grant date was $75,000 and $350,000 for the years ended December 31, 2020 and 2019, respectively. Effective as of the quarter ended March 31, 2020, certain independent directors elected to receive compensation in the form of warrants rather than stock.

Consultant stock grants

During the year ended December 31, 2020, the Company did not grant consultants any stock and accordingly did not recognize any related expense.

During the year ended December 31, 2019, the Company granted consultants an aggregate of 750 shares of restricted common stock, which were fully vested upon issuance. The expense recognized for these grants based on the fair value on the grant date was $16,650.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – STOCK OPTION PLANS

On February 7, 2014, the Company adopted the 2014 Equity Compensation Plan. Under this plan, the Company may issue options to purchase shares of common stock to employees, directors, advisors, and consultants. The aggregate number of shares reserved under this plan upon adoption was 152,101. On April 16, 2015, the majority stockholder of the Company approved an increase in the shares reserved under this plan by 75,000 shares. On December 4, 2018, the stockholders of the Company approved an increase in the shares reserved under this plan by an additional 25,000 shares and authorized the annual increase of the shares reserved under this plan on January 1st of each year, at the discretion of the Board of Directors, by up to such number of shares that is equal to four percent (4%) of the shares of common stock issued and outstanding as of December 31st of the previous calendar year. Accordingly, effective as of January 1, 2020, the shares reserved under this plan were increased by 27,000 shares, and effective as of January 1, 2021, the shares reserved under this plan were increased by 31,000 shares. An aggregate of 279,101 shares of common stock were reserved for issuance under this plan as of December 31, 2020, and an aggregate of 310,101 shares of common stock are presently reserved for issuance under this plan.

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – STOCK OPTION PLANS (continued)

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2019	202,537	$80.13	4.52	$987,064
Exercisable January 1, 2019	185,837	$82.13	4.10	$967,064
Canceled	(291)
Granted	-
Exercised	-
Expired	-
Outstanding December 31, 2019	202,246	$80.14	3.52	$-
Exercisable December 31, 2019	192,108	$81.32	3.26	$-
Canceled	-
Granted	-
Exercised	-
Expired	(35,741)
Outstanding December 31, 2020	166,505	$85.81	3.14	$-
Exercisable December 31, 2020	160,536	$87.00	2.98	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on December 31, 2020, based on a valuation of the Company’s stock for that day.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – STOCK OPTION PLANS (continued)

A summary of the Company’s non-vested options for the years ended December 31, 2020 and 2019, is presented below:

Non-vested at January 1, 2019	16,700
Granted	-
Vested	(6,271)
Canceled	(291)
Non-vested at December 31, 2019	10,138
Granted	-
Vested	(4,169)
Canceled	-
Non-vested at December 31, 2020	5,969

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

During the years ended December 31, 2020 and 2019, no options were granted.

Stock-based compensation expense

The Company recognized stock-based compensation expense related to options during the years ended December 31:

	2020	2019
Service provider compensation	$98,750	$177,500
Employee compensation	158,750	164,438
Total	$257,500	$341,938

Option expiration

During the year ended December 31, 2020, options to purchase an aggregate of 35,741 shares of common stock expired. During the year ended December 31, 2019, no options expired.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2019	590,340	$40.65	2.32	$7,846,743
Exercisable January 1, 2019	590,340	$40.65	2.32	$7,846,743
Canceled	-
Granted	20,985
Exercised	-
Expired	(94,577)
Outstanding December 31, 2019	516,748	$24.60	1.86	$-
Exercisable December 31, 2019	516,748	$24.60	1.86	$-
Canceled	-
Granted	349,358
Exercised	-
Expired	(85,171)
Outstanding December 31, 2020	780,935	$15.47	3.53	$-
Exercisable December 31, 2020	780,935	$15.47	3.53	$-

Warrant valuation

The Company estimates the fair value of warrants granted on each grant date using the Black-Scholes valuation model. The range of fair value assumptions related to warrants issued were as follows for the years ended December 31:

	2020	2019
Dividend yield	0.0%	0.0%
Risk-free rate	0.13% – 1.55%	1.34% – 2.37%
Volatility	143% – 207%	145% – 168%
Expected term	2 – 5 years	2 – 2.5 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – WARRANTS (continued)

Convertible note warrants

During the year ended December 31, 2020, warrants to purchase 230,670 shares of common stock at $4.50 to $10.00 per share were issued in connection with the issuance of convertible notes. During the year ended December 31, 2019, warrants to purchase 16,900 shares of common stock at $14 ($4.27 as adjusted upon dilutive issuance) to $40 per share were issued in connection with the issuance of convertible notes. These warrants were immediately vested and expire in five years. The value of the warrants was recorded as a discount on the convertible notes in the aggregate amount of $421,399 and $125,545 during the years ended December 31, 2020 and 2019, respectively.

Director warrant grants

During the year ended December 31, 2020, the Company granted its independent directors warrants as follows:

Date of Grant	Warrants	Exercise Price
March 31, 2020	12,756	$6.00
June 30, 2020	34,248	$2.25
September 30, 2020	25,952	$3.00
December 31, 2020	45,732	$1.70

These warrants were immediately vested and expire in ten years. During the year ended December 31, 2020, the Company recognized stock-based compensation expense related to these warrants in the aggregate amount of $300,000.

During the year ended December 31, 2019, the Company did not recognize any stock-based compensation expense related to warrants.

Warrant expiration

During the year ended December 31, 2020, warrants to purchase an aggregate of 85,171 shares of common stock expired. During the year ended December 31, 2019, warrants to purchase an aggregate of 94,577 shares of common stock expired.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 15 – INCOME TAXES

The following table presents a reconciliation of the statutory Federal rate and the Company’s effective tax rate for the years ended December 31:

	2020	2019
Change in valuation allowance	19.02%	12.80%
Debt instruments	(2.57)%	3.19%
Stock based compensation	2.63%	2.92%
Accrued compensation	2.80%	1.03%
Interest expense	(2.26)%	0.85%
Depreciation and amortization	1.37%	0.16%
Other	0.00%	0.04%
Tax benefit at Federal statutory rate	(21.00)%	(21.00)%
Effective tax rate	0.00%	0.00%

The effective tax rate for the three and years ended December 31, 2020 and 2019, differs from the statutory rate of 21% for the years ended December 31, 2020 and 2019, respectively, as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

There was not a provision for income taxes for the years ended December 31, 2020 and 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities for the years ended December 31:

	2020	2019
DEFERRED TAX ASSETS, net:
Net operating loss carryforwards	$12,186,945	$10,670,455
Accrued compensation	1,341,779	1,211,630
Stock based compensation	175,676	196,809
Credit carryforwards	58,122	58,122
Interest expenses	57,333	57,332
Depreciation and amortization	(155,304)	(208,482)
Debt instruments	(14,944)	(408,144)
Total	13,649,607	11,577,722
Less valuation allowance	(13,649,607)	(11,577,722)
NET DEFERRED TAX ASSETS	$-	$-

As of December 31, 2020, the Company had a Federal net operating loss carryforward of $46,286,607. In addition, the Company had a net operating loss carryforward for Hawaii income tax purposes of $36,410,868 as of December 31, 2020.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of December 31, 2020 and 2019, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 16 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	2020
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(5,055,507)	744,555	$(6.79)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(5,055,507)	744,555	$(6.79)

	2019
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(5,093,037)	680,152	$(7.49)
Effect of dilutive securities—Common stock options and warrants	-	-	-
Diluted loss per share	$(5,093,037)	680,152	$(7.49)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the years ended December 31:

	2020	2019
Common stock underlying convertible notes	638,247	105,360
Common stock underlying options	166,505	202,246
Common stock underlying warrants	780,935	516,748
Total common stock equivalents	1,585,687	824,354

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 17 – LEASES

Office lease

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $36,777 and $37,915 for the years ended December 31, 2020 and 2019, respectively.

Fleet lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases require monthly payments of $1,619 for three years. These leases convert to month-to-month leases in January 2021 unless terminated. The Company terminated one lease in August of 2019, which reduced the monthly payments to $1,002. Total lease expense under this agreement was $15,315 and $16,174 for the years ended December 31, 2020 and 2019, respectively. The Company terminated the remaining two leases in January of 2021.

Right-to-use leased asset and liability

As a result of the adoption of ASU No. 2016-02, Leases, on January 1, 2019, the Company recognized a right-to-use leased asset and liability for the Fleet Leases. The balance of this right-to-use asset and liability was $962 and $12,488 for the years ended December 31, 2020 and 2019, respectively.

Future minimum lease payments

Future minimum lease payments are as follows for the years ended December 31:

2021	$962
962

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 18 – COMMITMENTS

Patent license payable

As part of the formation of the Company, a patent license was transferred to the Company. The original license began in 2006. Under the terms of the license the Company agreed to pay $10,000 per year through 2015 and royalties of 2% on any revenues resulting from the license. The license expired in February 2016. There were no revenues generated by this license. The remaining obligation of $20,000 as of December 31, 2020 and 2019, is recorded as a part of accounts payable on the consolidated balance sheets.

Employee settlement

As of December 31, 2020 and 2019, the Company owed a former employee a severance settlement payable in the amount of $50,000 for accrued vacation benefits. As part of the severance settlement, a stock option previously granted to the former employee was fully vested and extended.

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance and identified the following for additional disclosure.

Preferred stock issuance

On January 11, 2021, the Company sold 2,000 shares of Series A Preferred Stock for an aggregate purchase price of $50,000. In accordance with the Certificate of Designation of Series A Preferred Stock dated January 7, 2021: (i) each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, from and after October 15, 2022, into shares of common stock; (ii) all outstanding shares of Series A Preferred Stock shall be automatically converted into shares of common stock in the event any of the Company’s securities are listed for trading on any national exchange; and (iii) the Company may redeem any or all of the outstanding shares of Series A Preferred Stock at any time after October 15, 2023.

Related party notes payable

On January 1, 2021, an amendment to the revolving inventory financing facility issued January 11, 2019, in the aggregate amount of $1,000,000, provided that interest shall be payable at maturity. All other terms remain unchanged.

On January 1, 2021, an amendment to the related party note payable issued December 30, 2020, in the original principal amount of $100,000, provided that interest shall be payable at maturity. All other terms remain unchanged. This note was subsequently amended as described below.

On March 30, 2021, an amendment to the related party note payable issued December 30, 2020, in the original principal amount of $100,000, extended the maturity date to June 30, 2021. All other terms remain unchanged.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 19 – SUBSEQUENT EVENTS (continued)

Notes payable

On February 6, 2021, the Company received a Second Draw Paycheck Protection Program (“PPP”) loan for $211,359. Under the terms of the program, the loan amount may be forgiven if certain terms and conditions are met.

Related party convertible notes payable

On January 1, 2021, amendments to the related party convertible notes payable issued July 19, 2019 (original principal amount of $815,217), October 16, 2019 (original principal amount of $217,391), November 15, 2019 (original principal amount of $100,000), and September 17, 2020 (original principal amount of $271,739), provided that interest shall be payable at maturity. All other terms remain unchanged. The amendments were not considered material modifications under ASC 470-50-40, and as a result, were not considered accounting extinguishments in the period the notes were modified.

On January 28, 2021, the Company and the Chairman of the Board of Directors, as a lender to the Company, entered into a convertible note payable in the amount of $100,000. This note accrues interest at the rate of 8% per annum and matures on December 31, 2021. This note and accrued interest may convert into shares of common stock at $5.00 per share any time at the holder’s option. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the outstanding principal balance shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant exercisable for 5 years to purchase 20,000 shares of common stock at $5.00 per share.

On March 8, 2021, the Company and a current stockholder that beneficially owns more than 5% of the Company’s common stock, as a lender to the Company, entered into a convertible note payable in the amount of $150,000. This note accrues interest at the rate of 8% per annum and matures on March 8, 2022. This note and accrued interest may convert into shares of common stock at $5.00 per share any time at the holder’s option. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the outstanding principal balance shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant exercisable for 5 years to purchase 30,000 shares of common stock at $5.00 per share.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 19 – SUBSEQUENT EVENTS (continued)

Convertible notes payable amendments

On January 1, 2021, amendments to the convertible notes payable issued September 4, 2019 (original principal amount of $108,696), September 25, 2019 (original principal amount of $54,348), October 3, 2019 (original principal amount of $27,174), October 10, 2019 (original principal amount of $27,174), October 23, 2019 (original principal amount of $108,696), October 29, 2019 (original principal amount of $27,174), November 8, 2019 (original principal amount of $16,304), January 6, 2020 (original principal amount of $10,870), February 25, 2020 (original principal amount of $52,632), July 30, 2020 (original principal amount of $25,000), September 22, 2020 (original principal amount of $25,000), September 28, 2020 (original principal amount of $108,696), October 8, 2020 (original principal amount of $60,000), October 8, 2020 (original principal amount of $20,000), and December 28, 2020 (original principal amount of $55,556), provided that interest shall be payable at maturity. All other terms remain unchanged. The amendments were not considered material modifications under ASC 470-50-40, and as a result, were not considered accounting extinguishments in the period the notes were modified.

On January 13, 2021, an amendment to the convertible note payable issued March 16, 2020, in the original principal amount of $250,000, extended the maturity date to February 28, 2021. The amendment also provided that the 27,777 shares of common stock issued in connection with the purchase of the note shall be subject to return if the note is fully repaid by February 28, 2021. As consideration for the extension, the Company paid an extension fee of $15,000 ($7,500 on January 28, 2021, and $7,500 on February 22, 2021). All other terms remain unchanged. The amendment to this note was not considered a material modification under ASC 470-50-40, and as a result, is not considered an accounting extinguishment in the period the note was modified. This note was subsequently amended as described below.

On March 29, 2021, an amendment to the convertible note payable issued March 16, 2020, in the original principal amount of $250,000, extended the maturity date to May 25, 2021. The amendment also provided that the 27,777 shares of common stock issued in connection with the purchase of the note shall be subject to return if the note is fully repaid by May 25, 2021. As consideration for the extension, the Company agreed to pay an extension fee of $15,000 ($7,500 by April 22, 2021, and $7,500 by May 14, 2021). All other terms remain unchanged. The amendment to this note was not considered a material modification under ASC 470-50-40, and as a result, is not considered an accounting extinguishment in the period the note was modified.

Cardax, Inc., and Subsidiary

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 19 – SUBSEQUENT EVENTS (continued)

Convertible notes payable amendments (continued)

On January 19, 2021, an amendment to the convertible note payable issued May 14, 2020, in the original principal amount of $500,000, provided the Company with options to extend the period before the conversion price adjusts from a fixed price to a variable price at a discount to market and the period the Company may prepay the note without penalty or premium. The Company elected to extend such periods to nine (9) months following issuance (February 14, 2021) with payment of an extension fee of $25,000 ($12,500 on January 28, 2021, and $12,500 on February 12, 2021), to nine and one-half (9.5) months following issuance (February 28, 2021) with payment of an additional extension fee of $12,500 on February 26, 2021, to ten (10) months following issuance (March 14, 2021) with payment of an additional extension fee of $12,500 on March 12, 2021, and to ten and one-half (10.5) months following issuance (March 31, 2021) with payment of an additional extension fee of $12,500 on March 30, 2021. All other terms remain unchanged. Each amendment to extend the respective periods to this note was not considered a material modification under ASC 470-50-40, and as a result, is not considered an accounting extinguishment in the period the note was modified.

On January 29, 2021, and March 31, 2021, amendments to the convertible note payable issued January 21, 2020, in the original principal amount of $262,500, provided terms for settlement of the note. In accordance with the amendment, the Company paid $130,000 to the holder ($100,000 on February 1, 2021, $10,000 on March 8, 2021, and $20,000 on March 31, 2021) in full settlement of the note.

Convertible notes payable issuances

On January 27, 2021, the Company issued a convertible note payable in the amount of $55,556 with an original issue discount of $5,556 in exchange for $50,000. This note accrues interest at 8% per annum and matures on December 31, 2021. This note and accrued interest may convert into shares of common stock at $5.00 per share any time at the holder’s option. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the outstanding principal balance shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant exercisable for 5 years to purchase 15,000 shares of common stock at $5.00 per share.

On March 26, 2021, the Company issued a convertible note payable in the amount of $100,000. This note accrues interest at 8% per annum and matures on March 31, 2022. This note and accrued interest may convert into shares of common stock at $5.00 per share any time at the holder’s option. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the outstanding principal balance shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant exercisable for 5 years to purchase 20,000 shares of common stock at $5.00 per share.

***

