Form 10-Q
period 2021-03-31
CARDAX, INC.
filed 2021-05-14
CIK 1544238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 802,516 shares of common stock, $0.001 par value per share (“Common Stock”), and 2,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”), of the registrant outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements

Cardax, Inc., and Subsidiary

March 31, 2021 and 2020

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$58,650	$19,179
Accounts receivable, net	36,749	-
Inventories	962,859	994,319
Deposits and other assets	3,063	3,063
Prepaid expenses	26,814	105,238

Total current assets	1,088,135	1,121,799

INTANGIBLE ASSETS, net	290,225	302,411

RIGHT OF USE ASSETS	-	962

TOTAL ASSETS	$1,378,360	$1,425,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued payroll and payroll related expenses, current portion	$4,464,942	$4,362,381
Accounts payable and accrued expenses	1,908,663	1,689,352
Fees payable to directors	418,546	418,546
Accrued separation costs, current portion	12,000	12,000
Current portion of related party notes payable	1,769,000	769,000
Current portion of notes payable	211,300	211,300
Related party convertible notes payable, net of discount	1,563,195	1,334,296
Convertible notes payable, net of discount	1,640,619	1,468,531
Employee settlement	50,000	50,000
Lease liability, current portion	-	962
Derivative liability on convertible notes payable	412,163	235,165

Total current liabilities	12,450,428	10,551,533

NON-CURRENT LIABILITIES
Related party notes payable, less current portion	-	1,000,000
Notes payable, less current portion	211,359	-
Accrued separation costs, less current portion	68,635	71,635

Total non-current liabilities	279,994	1,071,635

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	12,730,422	11,623,168

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized, 2,000 and 0 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	2	-
Common stock - $0.001 par value; 400,000,000 shares authorized, 802,516 and 794,183 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	802	794
Additional paid-in-capital	62,121,114	61,893,072
Accumulated deficit	(73,473,980)	(72,091,862)

Total stockholders’ deficit	(11,352,062)	(10,197,996)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,378,360	$1,425,172

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three-Months Ended March 31,
	2021	2020

REVENUES, net	$104,574	$142,813

COST OF GOODS SOLD	38,378	62,995

GROSS PROFIT	66,196	79,818

OPERATING EXPENSES:
Salaries and wages	286,883	373,292
Professional fees	190,447	222,316
Selling, general, and administrative expenses	119,561	168,413
Stock based compensation	144,062	177,813
Research and development	88,237	35,282
Depreciation and amortization	8,318	8,733

Total operating expenses	837,508	985,849

Loss from operations	(771,312)	(906,031)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	(176,998)	(3,667)
Gain on modification of debt instruments	3,272	354,791
Loss on abandonment of patents	(4,690)	-
Interest expense	(438,285)	(447,961)
Gain on sale of assets	5,895	-

Total other income (expense), net	(610,806)	(96,837)

Loss before the provision for income taxes	(1,382,118)	(1,002,868)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,382,118)	$(1,002,868)

NET LOSS PER SHARE
Basic	$(1.74)	$(1.43)
Diluted	$(1.74)	$(1.43)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic	794,183	700,879
Diluted	794,183	700,879

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

	Three-Months Ended March 31, 2020 and 2021
	Common Stock		Preferred Series A		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Total

Balance at January 1, 2020	687,564	$688	-	$-	$59,836,818	$(67,036,355)	$(7,198,849)

Common stock grants to independent directors	3,125	3			18,747	-	18,750

Warrants granted to independent directors	-	-	-	-	75,000	-	75,000

Stock based compensation - options	-	-	-	-	84,063	-	84,063

Common stock grant to convertible note holders	71,409	71	-	-	434,641	-	434,712

Issuance of warrants attached to convertible notes	-	-	-	-	2,777	-	2,777

Beneficial conversion feature issued on convertible notes	-	-	-	-	141,391	-	141,391

Revaluation of notes payable discounts due to modification of conversion price	-	-	-	-	(214,498)	-	(214,498)

Extinguishment of derivative liability upon repayment of convertible note	-	-	-	-	78,200	-	78,200

Net loss	-	-	-	-	-	(1,002,868)	(1,002,868)

Balance at March 31, 2020	762,098	$762	-	$-	$60,457,139	$(68,039,223)	$(7,581,322)

Balance at January 1, 2021	794,183	$794	-	$-	$61,893,072	$(72,091,862)	$(10,197,996)

Common stock grants to independent directors	8,333	8	-	-	18,742	-	18,750

Warrants granted to independent directors	-	-	-	-	75,000	-	75,000

Stock based compensation - options	-	-	-	-	50,312	-	50,312

Issuance of warrants attached to convertible notes	-	-	-	-	110,450	-	110,450

Preferred stock issuance for cash	-	-	2,000	2	49,998	-	50,000

Warrants issued to placement agents	-	-	-	-	903	-	903

Stock issuance costs	-	-	-	-	(77,363)	-	(77,363)

Net loss	-	-	-	-	-	(1,382,118)	(1,382,118)

Balance at March 31, 2021	802,516	$802	2,000	$2	$62,121,114	$(73,473,980)	$(11,352,062)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cardax, Inc., and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three-Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,382,118)	$(1,002,868)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	8,318	8,733
Amortization of debt discount	322,209	297,656
Stock based compensation	144,062	177,813
Loss on abandonment of patents	4,690	-
Change in fair value of derivative liability	176,998	3,667
Gain on modification of debt instruments	(3,272)	(354,791)
Changes in assets and liabilities:
Accounts receivable	(36,749)	85,385
Inventories	31,460	61,271
Deposits and other assets	-	(997)
Prepaid expenses	78,424	12,841
Accrued payroll and payroll related expenses	102,561	101,412
Accounts payable and accrued expenses	219,311	43,288
Accrued separation costs	(3,000)	(2,250)

Net cash used in operating activities	(337,106)	(568,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	(822)	(9,272)

Net cash used in investing activities	(822)	(9,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable	211,359	-
Proceeds from the issuance of related party convertible notes payable	250,000	-
Proceeds from the issuance of convertible notes payable	150,000	770,000
Repayment of principal on convertible notes payable	(130,000)	(150,000)
Payment of debt issuance costs	-	(10,000)
Payment of extension costs on convertible notes payable	(77,500)	-
Proceeds from the issuance of preferred stock	50,000	-
Payment of stock issuance costs	(76,460)	-

Net cash provided by financing activities	377,399	610,000

NET INCREASE (DECREASE) IN CASH	39,471	31,888

CASH AT BEGINNING OF THE PERIOD	19,179	19,303

CASH AT END OF THE PERIOD	$58,650	$51,191

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$795	$116,341
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of receivables with payables	$-	$16,792
Right of use assets funded through leases	$962	$2,882
Discounts recognized on notes payable at issuance	$110,450	$765,732
Extinguishment of derivative liability upon repayment of convertible notes	$-	$78,200
Revaluation of notes payable discounts due to modification of conversion price	$-	$534,623
Stock issuance cost for warrants issued to placement agents	$903	$-

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

Going concern matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $1,382,118 and $1,002,868 for the three-months ended March 31, 2021 and 2020, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $73,473,980 as of March 31, 2021, and has had negative cash flows from operating activities since inception. Management expects that its marketing program for ZanthoSyn® will continue to focus on outreach to physicians, healthcare professionals, retail personnel, and consumers, and anticipates further losses in the development of its consumer business. The Company also plans to advance the research and development of its pharmaceutical candidates and anticipates further losses in the development of its pharmaceutical business. The Company’s ability to access the capital markets is unknown during the coronavirus disease 2019 (“COVID-19”) pandemic, which may limit or prevent the funding of its operations and related obligations. As a result of these and other factors, management has determined there is substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional capital to carry out its business plan. During the three-months ended March 31, 2021, the Company raised $50,000 and $611,359 in gross proceeds through the issuance of preferred stock and debt securities, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides aid to small businesses through programs administered by the U.S. Small Business Administration (the “SBA”). The CARES Act established a Paycheck Protection Program (the “PPP”), under which certain small businesses are eligible for loans to fund payroll expenses, rent, and related costs. In April 2020, the Company received a PPP loan in the amount of $211,300 (see Note 7). In February 2021, the Company received a Second Draw PPP loan in the amount of $211,359 (see Note 7). Under the terms of the program, the loan amounts may be forgiven if certain terms and conditions are met. Management believes the PPP loans received by the Company will be eligible for forgiveness in accordance with the terms of the program.

In April 2021, the Company received an Economic Injury Disaster Loan from the SBA in the amount of $500,000 (see Subsequent Events).

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2021 and 2020.

Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on April 15, 2021 (the “Annual Report”).

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

The following table presents our revenues disaggregated by revenue source and geographical location. Sales and usage-based taxes are included as a component of revenues for the three-months ended:

		March 31, 2021	March 31, 2020
Geographical area	Source	(Unaudited)	(Unaudited)
United States	Nutraceuticals	$104,574	$142,813

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

Stock issuance costs

Stock issuance costs related to financing are accounted for as a reduction in stock proceeds in accordance with ASC No. 340-10, Other Assets and Deferred Costs. Such costs consist of underwriting and legal fees, as well as travel costs incurred. These costs were $76,460 as of March 31, 2021.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other significant accounting policies

There have been no other material changes to our significant accounting policies during the three-months ended March 31, 2021, as compared to the significant accounting policies described in our Annual Report.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU No. 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU No. 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its condensed consolidated financial statements.

Reclassifications

The Company has made certain reclassifications to conform its prior periods’ data to the current presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 3 – INVENTORIES

Inventories consist of the following as of:

	March 31, 2021 (Unaudited)	December 31, 2020
Raw materials	$759,400	$759,400
Finished goods	203,459	234,919
Total inventories	$962,859	$994,319

As of March 31, 2021, and December 31, 2020, all raw materials were held at the manufacturer’s facility for future production. Additionally, as of March 31, 2021, and December 31, 2020, $191,721 and $227,597, respectively, in finished goods were held at the manufacturer’s facility for shipment.

NOTE 4 – INTANGIBLE ASSETS, net

Intangible assets, net, consists of the following as of:

	March 31, 2021 (Unaudited)	December 31, 2020
Patents	$499,106	$499,106
Less accumulated amortization	(265,060)	(256,742)
	234,046	242,364
Patents pending	56,179	60,047
Total intangible assets, net	$290,225	$302,411

Patents are amortized straight-line over a period of fifteen years. Amortization expense was $8,318 and $8,733 for the three-months ended March 31, 2021 and 2020, respectively.

The Company has capitalized costs for several patents that are still pending. In those instances, the Company has not recorded any amortization. The Company will commence amortization when these patents are approved.

During the three-months ended March 31, 2021, the Company abandoned one patent application resulting in a loss of $4,690.

The Company has 28 issued patents, including 13 in the U.S. and 15 outside the U.S. that will expire between 2023 and 2028, subject to patent term extensions. The Company also has three additional patents pending that if issued would extend patent coverage in the U.S. and outside the U.S. to 2039-2041.

NOTE 5 – ACCRUED SEPARATION COSTS

On August 9, 2016, the Company entered into a separation agreement with an employee to pay $118,635 of accrued compensation over nine-years. As of March 31, 2021, $80,635 remains outstanding of which $12,000 is due within one-year and is reflected as a current liability.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE

Related party notes payable consisted of the following as of:

	March 31, 2021 (Unaudited)	December 31, 2020

Inventory financing. On January 11, 2019, the Company entered into a $1,000,000 revolving inventory financing facility with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. Use of proceeds from this facility is limited to the purchase of inventory, including raw materials, intermediates, and finished goods, unless otherwise approved by the lender. This facility accrues interest at the rate of 12% per annum, is unsecured, and matures in three years from origination. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity.	$1,000,000	$1,000,000

Officer loan. On June 26, 2019, the Company borrowed $75,000 from the Chief Executive Officer of the Company. This note accrues interest at the rate of 4.5% per annum, payable at maturity, is unsecured, and was originally due August 26, 2019, but the maturity date was extended to June 30, 2021.	75,000	75,000

Promissory note. On May 20, 2019, the Company entered into a $400,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. On July 10, 2019, this note was amended to increase the principal sum by an additional $100,000. This note accrues interest at the rate of 12% per annum, payable at maturity, is unsecured, and was originally due August 20, 2019, but the maturity date was extended to June 30, 2021.	500,000	500,000

Promissory note. On June 29, 2020, the Company entered into a $25,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. This note accrued interest at the rate of 12% per annum, payable at maturity, was unsecured, and was originally due September 30, 2020, but the maturity date was extended to October 15, 2020. This note was fully repaid on October 8, 2020.	-	-

Promissory note. On November 6, 2020, the Company entered into a $94,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. This note accrued an issuance fee of $4,000 and a one-time fixed interest charge upon issuance of $2,000, payable at maturity, is unsecured, and was originally due December 6, 2020, but the maturity date was extended to June 30, 2021.	94,000	94,000

Promissory note. On December 30, 2020, the Company entered into a $100,000 promissory note with a lender that is also a current stockholder that beneficially owns more than 5% of the Company’s common stock. This note accrues interest at the rate of 12% per annum, is unsecured, and was originally due March 30, 2021, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity.	100,000	100,000

Total related party notes payable	1,769,000	1,769,000

Less current portion	(1,769,000)	(769,000)

Long term related party notes payable	$-	$1,000,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 6 – RELATED PARTY NOTES PAYABLE (continued)

Interest expense

The Company incurred interest charges on these related party notes payable of $48,175 and $45,593 during the three-months ended March 31, 2021 and 2020, respectively. The aggregate amount of accrued and unpaid interest on these related party notes payable was $165,001 and $63,143 as of March 31, 2021 and 2020, respectively.

Maturities

These related party notes payable mature within one year of March 31, 2021.

NOTE 7 – NOTES PAYABLE

On April 20, 2020, the Company received a Paycheck Protection Program (“PPP”) loan under the U.S. Small Business Administration (the “SBA”) for $211,300, which was funded on April 22, 2020. Under the terms of the program, up to 100% of the loan amount may be forgiven if certain terms and conditions are met. The unforgiven amount, if any, matures two (2) years from issuance and accrues interest at 1% per annum with principal and interest payments deferred until the SBA remits the Company’s loan forgiveness amount to the lender. The Company applied for forgiveness in May 2021. Management believes the loan is eligible for forgiveness in accordance with the terms of the program. If the loan amount is not forgiven in full, the Company expects to repay any unforgiven amount within one year of March 31, 2021, so the loan amount is recorded as a current liability.

On July 14, 2020, the Company issued a note payable in the amount of $25,000. This note accrued interest at 12% per annum, payable at maturity, and matured on July 31, 2020. On July 31, 2020, this note was repaid in full.

On February 6, 2021, the Company received a Second Draw Paycheck Protection Program (“PPP”) loan for $211,359, which was funded on February 8, 2021. Under the terms of the program, the loan amount may be forgiven if certain terms and conditions are met. The unforgiven amount, if any, matures five (5) years from issuance and accrues interest at 1% per annum with principal and interest payments deferred until the SBA remits the Company’s loan forgiveness amount to the lender. If the Company does not apply for loan forgiveness, payments will be deferred 10 months after the end of the covered period for loan forgiveness (24 weeks following loan disbursement). Management believes the loan will be eligible for forgiveness in accordance with the terms of the program.

Interest expense

The Company incurred interest charges on these notes payable of $822 and $0 during the three-months ended March 31, 2021 and 2020, respectively. The aggregate amount of accrued and unpaid interest on these notes payable was $2,289 and $0 as of March 31, 2021 and 2020, respectively.

Other

The Company received an Economic Injury Disaster Loan (“EIDL”) from the SBA in the amount of $500,000 in April 2021 (see Subsequent Events). The Company received an EIDL advance amount of $10,000 during the year-ended December 31, 2020. According to the SBA, the advance does not need to be repaid, so the Company recognized the advance as other income.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible notes payable consisted of the following as of:

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2019-02. On July 19, 2019, the Company issued a convertible note payable in the amount $815,217, with an original issue discount of $65,217 in exchange for $750,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of March 31, 2021, and December 31, 2020. A beneficial conversion feature was recognized as a result of the conversion price upon issuance and adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 7,500 shares of stock at $24 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note; accordingly, the adjusted exercise price was equal to $4.27 per share as of March 31, 2021, and December 31, 2020. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $234,300 as of March 31, 2021, and December 31, 2020.	$815,217	$815,217

Convertible note 2019-07. On October 16, 2019, the Company issued a convertible note payable in the amount $217,391, with an original issue discount of $17,391 in exchange for $200,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of March 31, 2021, and December 31, 2020. A beneficial conversion feature was recognized as a result of the conversion price upon adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 2,000 shares of stock at $24 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note; accordingly, the adjusted exercise price was equal to $4.27 per share as of March 31, 2021, and December 31, 2020. The valuation of the conversion feature and detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $63,060 as of March 31, 2021, and December 31, 2020.	217,391	217,391

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2021 (Unaudited)	December 31, 2020

Officer convertible note. On November 15, 2019, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 14% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at the conversion price of $20 per share.	100,000	100,000

Convertible note 2020-11. On September 17, 2020, the Company issued a convertible note payable in the amount $271,739, with an original issue discount of $21,739 in exchange for $250,000. This note accrues interest at 8% per annum and has a maturity of June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. This note was also issued with a detachable warrant to purchase 13,333 shares of stock at $4.50 per share, which is subject to adjustment in accordance with any adjustment to the conversion price of this note. The valuation of the conversion feature and detachable warrant resulted in the recognition of discounts on this note equal to $88,950.	271,739	271,739

Convertible note 2020-16. On December 17, 2020, the Company issued a convertible note payable in the amount $90,000. This note accrued interest at 4% per annum, payable at maturity, and was originally due December 31, 2021. This note was fully converted into 18,000 shares of common stock as of December 17, 2020.	-	-

Convertible note 2021-02. On January 28, 2021, the Company and the Chairman of the Board of Directors, as a lender to the Company, entered into a convertible note payable in the amount of $100,000. This note accrues interest at the rate of 8% per annum and matures on December 31, 2021. This note and accrued interest may convert into shares of common stock at $5.00 per share any time at the holder’s option. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the outstanding principal balance shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant exercisable for 5 years to purchase 20,000 shares of common stock at $5.00 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $22,200.	100,000	-

Convertible note 2021-03. On March 8, 2021, the Company and a current stockholder that beneficially owns more than 5% of the Company’s common stock, as a lender to the Company, entered into a convertible note payable in the amount of $150,000. This note accrues interest at the rate of 8% per annum and matures on March 8, 2022. This note and accrued interest may convert into shares of common stock at $5.00 per share any time at the holder’s option. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the outstanding principal balance shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant exercisable for 5 years to purchase 30,000 shares of common stock at $5.00 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $40,200.	150,000	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 8 – RELATED PARTY CONVERTIBLE NOTES PAYABLE (continued)

Related party convertible notes payable consisted of the following as of:

	March 31, 2021 (Unaudited)	December 31, 2020

Total related party convertible notes payable	1,654,347	1,404,347

Less original issue discounts	(104,347)	(104,347)

Related party convertible notes payable, net	1,550,000	1,300,000

Less discounts for conversion rights, beneficial conversion features, and detachable warrants	(448,710)	(386,310)

Plus amortization of discounts	461,905	420,606

Total related party convertible notes payable, net	$1,563,195	$1,334,296

Discounts

Total discounts (original issue discounts plus discounts for conversion rights, beneficial conversion features, and detachable warrants) of $553,057 are amortized using the interest method, which resulted in amortization recorded as interest expense of $41,299 and $112,446 for the three-months ended March 31, 2021 and 2020, respectively, with total accumulated amortization equal to $461,905 as of March 31, 2021.

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

On January 1, 2021, amendments to certain related party convertible notes payable as described in the table above provided that interest shall be payable at maturity. All other terms remain unchanged. The amendments were not considered material modifications, and as a result, were not considered accounting extinguishments in the period the notes were modified.

Interest expense

The Company incurred interest charges on these related party convertible notes payable of $31,352 and $24,020 for the three-months ended March 31, 2021 and 2020, respectively. The aggregate amount of accrued and unpaid interest on these related party convertible notes payable was $41,376 and $8,183 as of March 31, 2021 and 2020, respectively.

Maturities

These related party convertible notes payable mature within one year of March 31, 2021.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of:

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2019-01. On April 18, 2019, the Company issued a convertible note payable in the amount $150,000. This note accrued interest at 10% per annum, payable at maturity, and was originally due December 31, 2019, but the maturity date was extended to March 31, 2020. This note was fully repaid as of March 17, 2020. Prior to repayment, this note and accrued interest were convertible into shares of common stock at the conversion price then in effect (initially $24 per share, subject to adjustment) any time at the holder’s option. The conversion price was subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.27 per share as of March 17, 2020. A beneficial conversion feature was recognized as a result of the conversion price upon issuance and adjustment being less than fair market value. This note was also issued with a detachable warrant to purchase 2,500 shares of stock at $40 per share. The discounts on this note and accumulated amortization of such discounts were eliminated upon repayment.	$-	$-

Convertible note 2019-03. On September 4, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following twenty-four (24) months, as amended. This note was also issued with a detachable warrant to purchase 1,000 shares of stock at $24 per share. The valuation of the detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $18,326.	108,696	108,696

Convertible note 2019-04. On September 25, 2019, the Company issued a convertible note payable in the amount $54,348, with an original issue discount of $4,348 in exchange for $50,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $4,190.	54,348	54,348

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2019-05. On October 3, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,705.	27,174	27,174

Convertible note 2019-06. On October 10, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,505.	27,174	27,174

Convertible note 2019-08. On October 23, 2019, the Company issued a convertible note payable in the amount $108,696, with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with detachable warrants to purchase 1,250 shares of stock at $30 per share and 1,250 shares of stock at $40 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $21,363.	108,696	108,696

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2019-09. On October 29, 2019, the Company issued a convertible note payable in the amount $27,174, with an original issue discount of $2,174 in exchange for $25,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $24 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 250 shares of stock at $24 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $2,295.	27,174	27,174

Convertible note 2019-10. On November 8, 2019, the Company issued a convertible note payable in the amount $16,304, with an original issue discount of $1,304 in exchange for $15,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $14 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 150 shares of stock at $14 per share. The valuation of the detachable warrant and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $3,279.	16,304	16,304

Convertible note 2020-01. On January 6, 2020, the Company issued a convertible note payable in the amount $10,870, with an original issue discount of $870 in exchange for $10,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $10 per share any time at the holder’s option. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 100 shares of stock at $10 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $793.	10,870	10,870

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2020-02. On January 21, 2020, the Company issued a convertible note payable in the amount $262,500, with an original issue discount of $12,500 in exchange for $250,000. This note accrued interest at 10% per annum from and after July 1, 2020, and accrued a one-time fixed interest charge upon issuance equal to 10% of the principal amount. This note was originally due June 30, 2020, but the maturity date was extended to February 28, 2021. This note was fully settled as of March 31, 2021. The Company issued 6,250 shares of common stock as consideration for an extension to September 1, 2020. The Company paid $25,000 on November 10, 2020, as consideration for an extension to December 15, 2020, which was considered a material modification under ASC 470-50-40, resulting in an accounting extinguishment. Prior to repayment, this note and accrued interest were convertible into shares of common stock at $4.27 per share any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon adjustment being less than fair market value. 5,855 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. The debt issuance costs and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $110,247 prior to the accounting extinguishment and $25,000 as of December 31, 2020. $200,000 was paid to the holder on September 18, 2020: $32,003 for accrued and unpaid interest to date, $129,228 for principal repayment, and $38,769 as a premium on the principal repayment. Payments of $100,000, $10,000, and $20,000 were paid to the holder on February 1, March 8, and March 31, 2021, respectively, in full settlement of the note.	-	133,272

Convertible note 2020-03. On February 25, 2020, the Company issued a convertible note payable in the amount $52,632, with an original issue discount of $2,632 in exchange for $50,000. This note accrues interest at 8% per annum and was originally due June 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock at $7.50 per share any time at the holder’s option or automatically upon a qualified financing of at least $5 million at the lower of the conversion price then in effect or a 25% discount to the offering price. If this note, or any portion thereof, has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance plus any accrued and unpaid interest thereon, shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant to purchase 500 shares of stock at $7.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $1,985.	52,632	52,632

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2020-04. On March 16, 2020, the Company issued a convertible note payable in the amount $250,000, with an original issue discount of $20,000 in exchange for $230,000. This note accrued interest at 10% per annum, payable at maturity, and was originally due September 16, 2020. This note was fully repaid as of May 14, 2020. Prior to repayment, this note and accrued interest were convertible into shares of common stock at $4.50 per share, subject to adjustment, any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. The conversion price was subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 5,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. 27,777 shares of common stock were also issued in connection with the purchase of this note and recognized as a debt issuance cost; however, these shares were subject to return if the note was fully repaid within 6 months of issuance and were therefore returned upon repayment. $5,000 was paid for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature, debt issuance costs, and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $343,854 upon issuance. The discounts on this note and accumulated amortization of such discounts were eliminated upon repayment.	-	-

Convertible note 2020-05. On March 16, 2020, the Company issued a convertible note payable in the amount $250,000, with an original issue discount of $20,000 in exchange for $230,000. This note accrues interest at 10% per annum and was originally due September 16, 2020, but the maturity date was extended to May 25, 2021. The principal amount was increased by $10,000 on August 10, 2020, as consideration for an extension to October 31, 2020. The Company paid $7,500 on November 13, 2020, and $7,500 on December 1, 2020, as consideration for an extension to December 31, 2020. The Company paid $7,500 on January 28, 2021, and $7,500 on February 22, 2021, as consideration for an extension to February 28, 2021. The Company paid $7,500 on April 22, 2021, and $7,500 on May 10, 2021, as consideration for an extension to May 25, 2021. Each amendment was not considered a material modification under ASC 470-50-40 and accordingly did not result in an accounting extinguishment. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $4.50 per share, subject to adjustment) any time at the holder’s option. A beneficial conversion feature was recognized as a result of the conversion price upon issuance being less than fair market value. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances. 5,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. 27,777 shares of common stock were also issued in connection with the purchase of this note and recognized as a debt issuance cost; however, these shares are subject to return if the note is fully repaid. $5,000 was withheld from the proceeds for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The valuation of the conversion feature, debt issuance costs, and intrinsic value of the beneficial conversion feature resulted in the recognition of discounts on this note equal to $383,854 as of March 31, 2021, and $368,854 as of December 31, 2020.	260,000	260,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2020-06. On May 14, 2020, the Company issued a convertible note payable in the amount $500,000, with an original issue discount of $40,000 in exchange for $460,000. This note accrues interest at 10% per annum and was originally due May 14, 2021, but the maturity date was extended to June 11, 2021. This note and accrued interest may convert into shares of common stock at the conversion price then in effect (initially $9.75 per share, subject to adjustment) any time at the holder’s option. The conversion price is subject to adjustment upon the issuance of the Company’s common stock or securities convertible into common stock at a price per share less than the then prevailing conversion price, other than specified exempt issuances; accordingly, the adjusted conversion price was equal to $4.50 per share as of March 31, 2021, and December 31, 2020. 10,000 shares of common stock were issued as a commitment fee in connection with the purchase of this note and recognized as a debt issuance cost. $10,000 was paid for the holder’s legal expenses in connection with the transaction and recognized as a debt issuance cost. The Company paid $25,000 on November 9, 2020, and $25,000 on December 11, 2020, as consideration for extensions to the period before the conversion price adjusts from a fixed price to a variable price at a discount to market and the period the Company may prepay the note without penalty or premium. The Company paid $12,500 on January 28, 2021, $12,500 on February 12, 2021, $12,500 on February 26, 2021, $12,500 on March 12, 2021, $12,500 on March 30, 2021, $12,500 on April 14, 2021, and $25,000 on April 30, 2021, as consideration for additional extensions to the fixed conversion price and prepayment periods. The Company paid $25,000 on May 12, 2021, as consideration for the extension of the maturity date to June 11, 2021. Each amendment was not considered a material modification under ASC 470-50-40 and accordingly did not result in an accounting extinguishment. The valuation of the conversion feature, debt issuance costs, and extension fees resulted in the recognition of discounts on this note equal to $342,658 as of March 31, 2021, and $280,158 as of December 31, 2020.	500,000	500,000

Convertible note 2020-07. On July 21, 2020, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 8% per annum, payable at maturity, and matures on June 30, 2021. This note and accrued interest may convert into shares of common stock (i) any time at the holder’s option at a conversion price of $5.00 per share, or (ii) automatically upon a qualified financing of at least $5 million at a conversion price equal to the lower of $5.00 per share or a 25% discount to the market price. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 20,000 shares of common stock at $7.50 per share and 20,000 shares of common stock at $10.00 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $105,800.	100,000	100,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2020-08. On July 30, 2020, the Company issued a convertible note payable in the amount $25,000. This note accrues interest at 12% per annum and was originally due September 30, 2020, but the maturity date was extended to June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $5.00 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following twenty-four (24) months, as amended. This note also contains a detachable warrant exercisable for 5 years to purchase 250 shares of common stock at $5.00 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $953.	25,000	25,000

Convertible note 2020-09. On August 7, 2020, the Company issued a convertible note payable in the amount $100,000. This note accrues interest at 8% per annum, payable at maturity, and matures on July 31, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s opinion at a conversion price of $5.00 per share. The Company may not repay this note without the prior written consent of the holder. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following twenty-four (24) months. This note also contains detachable warrants exercisable for 5 years on a cash or cashless basis to purchase 20,000 shares of common stock at $7.50 per share and 20,000 shares of common stock at $10.00 per share. The valuation of the detachable warrants resulted in the recognition of a discount on this note equal to $106,000.	100,000	100,000

Convertible note 2020-10. On September 8, 2020, the Company issued a convertible note payable in the amount $15,000. This note accrues interest at 8% per annum, payable at maturity, and matures on June 30, 2021. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to repay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 2,000 shares of common stock at $7.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $5,300.	15,000	15,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2020-12. On September 22, 2020, the Company issued a convertible note payable in the amount $25,000. This note accrues interest at 8% per annum and matures on June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 5,555 shares of common stock at $4.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $11,499.	25,000	25,000

Convertible note 2020-13. On September 28, 2020, the Company issued a convertible note payable in the amount $108,696 with an original issue discount of $8,696 in exchange for $100,000. This note accrues interest at 8% per annum and matures on June 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains detachable warrants exercisable for 5 years to purchase 24,155 shares of common stock at $4.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $50,001.	108,696	108,696

Convertible note 2020-14. On October 8, 2020, the Company issued a convertible note payable in the amount $60,000. This note accrues interest at 8% per annum and matures on September 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains a detachable warrant exercisable for 5 years to purchase 13,333 shares of common stock at $4.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $27,599.	60,000	60,000

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2020-15. On October 8, 2020, the Company issued a convertible note payable in the amount $20,000. This note accrues interest at 8% per annum and matures on September 30, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $4.50 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains a detachable warrant exercisable for 5 years to purchase 4,444 shares of common stock at $4.50 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $9,199.	20,000	20,000

Convertible note 2020-17. On December 28, 2020, the Company issued a convertible note payable in the amount $55,556 with an original issue discount of $5,556 in exchange for $50,000. This note accrues interest at 8% per annum and matures on December 31, 2021. Interest was originally payable monthly but was amended on January 1, 2021, to be payable at maturity. This note and accrued interest may convert into shares of common stock any time at the holder’s option at a conversion price of $5.00 per share. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the unpaid principal balance shall be amortized over the following thirty-six (36) months. This note also contains a detachable warrant exercisable for 5 years to purchase 15,000 shares of common stock at $5.00 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $14,250.	55,556	55,556

Convertible note 2021-01. On January 27, 2021, the Company issued a convertible note payable in the amount of $55,556 with an original issue discount of $5,556 in exchange for $50,000. This note accrues interest at 8% per annum, payable at maturity, and matures on December 31, 2021. This note and accrued interest may convert into shares of common stock at $5.00 per share any time at the holder’s option. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the outstanding principal balance shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant exercisable for 5 years to purchase 15,000 shares of common stock at $5.00 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $16,650.	55,556	-

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

	March 31, 2021 (Unaudited)	December 31, 2020

Convertible note 2021-04. On March 26, 2021, the Company issued a convertible note payable in the amount of $100,000. This note accrues interest at 8% per annum, payable at maturity, and matures on March 31, 2022. This note and accrued interest may convert into shares of common stock at $5.00 per share any time at the holder’s option. The Company has the right to prepay this note without penalty or premium. If this note has not been repaid or converted in full on or prior to the maturity date, then repayment of the outstanding principal balance shall be amortized over the following thirty-six (36) months. This note was also issued with a detachable warrant exercisable for 5 years to purchase 20,000 shares of common stock at $5.00 per share. The valuation of the detachable warrant resulted in the recognition of a discount on this note equal to $31,400.	100,000	-

Total convertible notes payable	1,857,876	1,835,592

Less original issue discounts	(112,876)	(107,320)

Convertible notes payable, net	1,745,000	1,728,272

Less discounts for conversion rights, beneficial conversion features, debt issuance costs, and detachable warrants	(1,162,604)	(1,062,054)

Plus amortization of discounts	1,058,223	802,313

Total convertible notes payable, net	$1,640,619	$1,468,531

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

Discounts

Total discounts (original issue discounts plus discounts for conversion rights, beneficial conversion features, debt issuance costs, and detachable warrants) of $1,275,480 are amortized using the interest method, which resulted in amortization recorded as interest expense of $280,910 and $185,210 for the three-months ended March 31, 2021 and 2020, respectively, with total accumulated amortization equal to $1,058,223 as of March 31, 2021.

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

On January 1, 2021, amendments to certain convertible notes payable as described in the table above provided that interest shall be payable at maturity. All other terms remain unchanged. The amendments were not considered material modifications, and as a result, were not considered accounting extinguishments in the period the notes were modified.

In January and March 2021, the Company extended the maturity date of a certain convertible note payable as described in the table above. Management compared the present value of this note before and after each extension, noting that the change in present value was less than 10%. As such, this note was determined to not be substantially different and no change in value was recognized.

In January, February, and March 2021, the Company extended the fixed conversion price and prepayment period of a certain convertible note payable as described in the table above. Management compared the present value of this note before and after each extension, noting that the change in present value was less than 10%. As such, this note was determined to not be substantially different and no change in value was recognized.

Interest expense

The Company incurred interest charges on these convertible notes payable of $39,452 and $39,426 during the three-months ended March 31, 2021 and 2020, respectively. The aggregate amount of accrued and unpaid interest on these convertible notes payable was $102,310 and $31,370 as of March 31, 2021 and 2020, respectively.

Maturities

These convertible notes payable mature within one year of March 31, 2021.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company has identified the embedded derivatives related to the convertible notes described in Notes 8 and 9. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of these derivative liabilities as of the issuance date of those convertible notes and each subsequent reporting date as well as upon modification, repayment, or extinguishment of the convertible notes. Derivative liabilities are eliminated upon repayment or extinguishment of the convertible notes and recorded as an adjustment to additional paid in capital.

The Company estimates the fair value of these derivative liabilities using the Black-Scholes valuation model. The initial value is used in the determination of a note discount with each subsequent change in fair value as a component of operations. The range of fair value assumptions used for derivative financial instruments were as follows for the:

	Three-months ended March 31, 2021	Year ended December 31, 2020
Dividend yield	0%	0%
Risk-free rate	0.07%	0.10% - 1.43%
Volatility	158%	147% - 190%
Expected term	1 year	1 year

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

The Company recognized derivative liabilities as follows:

Derivative liabilities as of January 1, 2020	$827,314
Valuation upon issuance	433,672
Revaluation upon modification	(344,137)
Change in fair value	(222,707)
Elimination upon extinguishment	(458,977)
Derivative liabilities as of December 31, 2020	235,165
Change in fair value	176,998
Derivative liabilities as of March 31, 2021	$412,163

The following table presents the three-level hierarchy prescribed by U.S. GAAP for derivative liabilities since it is a liability that is measured and recognized at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Change in Fair Value

December 31, 2020	$-	$-	$235,165	$(222,707)
March 31, 2021	$-	$-	$412,163	$176,998

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

Shares outstanding

As of March 31, 2021, and December 31, 2020, the Company had a total of 802,516 and 794,183 shares of common stock outstanding, respectively. The Company also had 2,000 and 0 shares of preferred stock outstanding as of March 31, 2021, and December 31, 2020.

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

There were no such grants during the three-months ended March 31, 2021.

Director stock grants

During the three-months ended March 31, 2021 and 2020, the Company granted an independent director an aggregate of 8,333 and 3,125 shares of restricted common stock, which were fully vested upon issuance. The expense recognized for these grants based on the fair value on the grant date was $18,750 for the three-months ended March 31, 2021 and 2020.

During the year ended December 31, 2020, the Company granted its independent directors an aggregate of 28,737 shares of restricted common stock. These shares were fully vested upon issuance.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – STOCK OPTION PLANS

On February 7, 2014, the Company adopted the 2014 Equity Compensation Plan. Under this plan, the Company may issue options to purchase shares of common stock to employees, directors, advisors, and consultants. The aggregate number of shares reserved under this plan upon adoption was 152,101. On April 16, 2015, the majority stockholder of the Company approved an increase in the shares reserved under this plan by 75,000 shares. On December 4, 2018, the stockholders of the Company approved an increase in the shares reserved under this plan by an additional 25,000 shares and authorized the annual increase of the shares reserved under this plan on January 1st of each year, at the discretion of the Board of Directors, by up to such number of shares that is equal to four percent (4%) of the shares of common stock issued and outstanding as of December 31st of the previous calendar year. Accordingly, effective as of January 1, 2020, the shares reserved under this plan were increased by 27,000 shares, and effective as of January 1, 2021, the shares reserved under this plan were increased by 31,000 shares. An aggregate of 279,101 shares of common stock were reserved for issuance under this plan as of December 31, 2020, and an aggregate of 310,101 shares of common stock were reserved for issuance under this plan as of March 31, 2021.

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

A summary of stock option activity is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2020	202,246	$80.14	3.52	$-
Exercisable January 1, 2020	192,108	$81.32	3.26	$-
Canceled	-
Granted	-
Exercised	-
Expired	(35,741)
Outstanding December 31, 2020	166,505	$85.81	3.14	$-
Exercisable December 31, 2020	166,536	$87.00	2.98	$-
Canceled	-
Granted	-
Exercised	-
Expired	(25,383)
Outstanding March 31, 2021	141,122	$99.08	3.42	$-
Exercisable March 31, 2021	135,934	$100.89	3.27	$-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the excess amount over the exercise price option recipients would have received if all options had been exercised on March 31, 2021, based on a valuation of the Company’s stock for that day.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 13 – STOCK OPTION PLANS (continued)

A summary of the Company’s non-vested options for the three-months ended March 31, 2021, and year ended December 31, 2020, are presented below:

Non-vested as of January 1, 2020	10,138
Granted	-
Vested	(4,169)
Canceled	-
Non-vested as of December 31, 2020	5,969
Granted	-
Vested	(781)
Canceled	-
Non-vested as of March 31, 2021	5,188

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

During the three-months ended March 31, 2021, and the year ended December 31, 2020, no options were granted.

Stock-based compensation expense

The Company recognized stock-based compensation expense related to options during the:

	Three-months ended March 31
	2021	2020
	Amount	Amount
Service provider compensation	$10,625	$44,375
Employee compensation	39,687	39,688
Total	$50,312	$84,063

Option expiration

During the three-months ended March 31, 2021, and the year ended December 31, 2020, options to purchase an aggregate of 25,383 and 35,741 shares of common stock expired.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – WARRANTS

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Outstanding January 1, 2020	516,748	$24.60	1.86	$-
Exercisable January 1, 2020	516,748	$24.60	1.86	$-
Canceled	-
Granted	349,358
Exercised	-
Expired	(85,171)
Outstanding December 31, 2020	780,935	$15.47	3.53	$-
Exercisable December 31, 2020	780,935	$15.47	3.53	$-
Canceled	-
Granted	120,264
Exercised	-
Expired	-
Outstanding March 31, 2021	901,199	$13.96	3.70	$25,937
Exercisable March 31, 2021	900,849	$13.97	3.70	$25,153

Warrant valuation

The Company estimates the fair value of warrants granted on each grant date using the Black-Scholes valuation model. The range of fair value assumptions related to warrants issued were as follows for the:

	Three-months ended March 31, 2021	Year ended December 31, 2020
Dividend yield	0.0%	0.0%
Risk-free rate	0.15% – 0.92%	1.13% – 1.55%
Volatility	151% – 187%	143% – 168%
Expected term	2.5 – 5 years	2 – 5 years

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

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 14 – WARRANTS (continued)

Convertible note warrants

During the three-months ended March 31, 2021, warrants to purchase 85,000 shares of common stock at $5.00 per share were issued in connection with the issuance of convertible notes. During the year ended December 31, 2020, warrants to purchase 230,670 shares of common stock at $4.50 to $10.00 per share were issued in connection with the issuance of convertible notes. These warrants were immediately vested and expire in five years. The value of the warrants was recorded as a discount on the convertible notes in the aggregate amount of $110,450 and $295,854 during the three-months ended March 31, 2021, and the year ended December 31, 2020, respectively.

Director warrant grants

The Company granted its independent directors warrants as follows:

Date of Grant	Warrants	Exercise Price
March 31, 2020	12,756	$6.00
June 30, 2020	34,248	$2.25
September 30, 2020	25,952	$3.00
December 31, 2020	45,732	$1.70
March 31, 2021	34,564	$2.25

These warrants were immediately vested and expire in ten years.

During the three-months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense related to these warrants in the aggregate amount of $75,000.

Placement agent warrants

On January 11, 2021, warrants to purchase 700 shares of common stock were issued to a registered broker-dealer engaged by the Company as placement agent for the preferred stock issuance. The exercise price for one half of the warrants is $0.01 per share and can only be exercised from and after 12 months from issuance. The exercise price for the other half of the warrants is $5.00 per share and can be exercised at any time. The warrants expire in 5 years. The value of the warrants was recorded as a stock issuance cost in the aggregate amount of $903.

Warrant expiration

During the three-months ended March 31, 2021, no warrants to purchase shares of common stock expired.

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

The effective tax rate for the three -months ended March 31, 2021 and 2020, differs from the statutory rate of 21% as a result of state taxes (net of Federal benefit), permanent differences, and a reserve against deferred tax assets.

The Company’s valuation allowance was primarily related to the operating losses. The valuation allowance is determined in accordance with the provisions of ASC No. 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based on the available objective evidence and the Company’s history of losses, management provides no assurance that the net deferred tax assets will be realized. As of March 31, 2021, and December 31, 2020, the Company has applied a valuation allowance against its deferred tax assets net of the expected income from the reversal of the deferred tax liabilities.

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

As of March 31, 2021, and December 31, 2020, there was no liability for income tax associated with unrecognized tax benefits. The Company recognizes accrued interest related to unrecognized tax benefits as well as any related penalties in interest income or expense in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 16 – BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share for:

	Three-months ended March 31, 2021 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,382,118)	794,183	$(1.74)
Effect of dilutive securities—Common stock options, warrants, convertible notes, and preferred stock	-	-	-
Diluted loss per share	$(1,382,118)	794,183	$(1.74)

	Three-months ended March 31, 2020 (Unaudited)
	Net Loss (Numerator)	Shares (Denominator)	Per share amount
Basic loss per share	$(1,002,868)	700,879	$(1.43)
Effect of dilutive securities—Common stock options, warrants, and convertible notes	-	-	-
Diluted loss per share	$(1,002,868)	700,879	$(1.43)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive for the periods ended:

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Common stock underlying convertible notes	688,147	443,410
Common stock underlying options	141,122	202,246
Common stock underlying warrants	901,199	447,036
Common stock underlying preferred stock	10,172	-
Total common stock equivalents	1,740,640	1,092,692

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 17 – LEASES

Office lease

The Company entered into an automatically renewable month-to-month lease for office space on August 13, 2010. Under the terms of this lease, the Company must provide a written notice 45 days prior to vacating the premises. Total rent expense under this agreement as amended was $9,255 and $8,989 for the three-months ended March 31, 2021 and 2020, respectively.

Fleet lease

In January 2018, the Company entered into a vehicle lease arrangement with a rental company for three vehicles. The terms of the leases required monthly payments of $1,619 for three years. The Company terminated one lease in August of 2019, which reduced the monthly payments to $1,002. The Company terminated the remaining two leases in January 2021.

Total lease expense under this agreement was $1,783 and $3,754 for the three-months ended March 31, 2021 and 2020, respectively.

Right-of-use leased asset and liability

As a result of the adoption of ASU No. 2016-02, Leases, on January 1, 2019, the Company recognized a right-of-use leased asset and liability for the Fleet Leases. There was no balance of this right-of-use asset and liability as of March 31, 2021. The balance of this right-of-use asset and liability was $962 as of December 31, 2020.

Cardax, Inc., and Subsidiary

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (continued)

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated all material events through the date the financials were ready for issuance and identified the following for additional disclosure.

Note payable

On April 20, 2021, the Company received an Economic Injury Disaster Loan from the U.S. Small Business Administration in the amount of $500,000, which was funded on April 26, 2021. The loan accrues interest at the rate of 3.75% per annum. Installment payments, including principal and interest, of $2,505 per month, will begin eighteen (18) months from the date of issuance. The balance of principal and interest will be payable thirty (30) years from the date of issuance. The loan is secured by all tangible and intangible assets of the Company and personally guaranteed by the Company’s Chief Executive Officer as an individual.

Convertible note payable

On May 11, 2021, an amendment to the convertible note payable issued May 14, 2020, in the original principal amount of $500,000, extended the maturity date to June 11, 2021. As consideration for the extension, the Company paid an extension fee of $25,000 on May 12, 2021. All other terms remain unchanged. The amendment to this note was not considered a material modification under ASC 470-50-40, and as a result, is not considered an accounting extinguishment in the period the note was modified.

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

Results of Operations

Results of Operations for the Three -Months Ended March 31, 2021 and 2020:

The following table reflects our operating results for the three -months ended March 31, 2021 and 2020:

Operating Summary	Three-months ended March 31, 2021	Three-months ended March 31, 2020
Revenues, net	$104,574	$142,813
Cost of Goods Sold	(38,378)	(62,995)
Gross Profit	66,196	79,818
Operating Expenses	(837,508)	(985,849)
Net Operating Loss	(771,312)	(906,031)
Other Expenses, net	(610,806)	(96,837)
Net Loss	$(1,382,118)	$(1,002,868)

Operating Summary for the Three-Months Ended March 31, 2021 and 2020

Our revenues presently derive from the sale of ZanthoSyn® primarily through wholesale and, to a lesser extent, e-commerce channels. We launched our e-commerce channel in 2016 and began selling to GNC stores in 2017. ZanthoSyn® is available at GNC corporate stores nationwide. As a result, revenues were $104,574 and $142,813 for the three-months ended March 31, 2021 and 2020, respectively. The decrease in revenues for the three-months ended March 31, 2021, was primarily attributed to decreased sales, which we believe were related to the COVID-19 pandemic and the reduced store count resulting from GNC’s reorganization in 2020. Costs of goods sold were $38,378 and $62,995 for the three-months ended March 31, 2021 and 2020, respectively, and included costs of the product, shipping and handling, sales taxes, merchant fees, and other costs incurred on the sale of goods. Gross profits were $66,196 and $79,818 for the three-months ended March 31, 2021 and 2020, respectively, which represented gross profit margins of approximately 63% and 56%, respectively.

Operating expenses were $837,508 and $985,849 for the three-months ended March 31, 2021 and 2020, respectively. Operating expenses primarily consisted of services provided to the Company, including payroll, consultation, and contract services, for research and development, including our clinical trial and pharmaceutical development programs, sales and marketing, and administration. These expenses were paid in accordance with agreements entered with each employee or service provider. Included in operating expenses were $144,062 and $177,813 in stock-based compensation for the three-months ended March 31, 2021 and 2020, respectively.

Other expenses, net, were $610,806 and $96,837 for the three-months ended March 31, 2021 and 2020, respectively. For the three-months ended March 31, 2021, other expenses, net, consisted of a loss on change in fair value of derivative liability of $176,998, gain on modification of debt instruments of $3,272, loss on abandonment of patents of $4,690, interest expense of $438,285, and gain on sale of assets of $5,895. For the three-months ended March 31, 2020, other expenses, net, consisted of a loss on change in fair value of derivative liability of $3,667, gain on modification of debt instruments of $354,791, and interest expense of $447,961. The interest expense for both periods was primarily attributed to amortization of non-cash discounts associated with debt issuances.

Liquidity and Capital Resources

Since our inception, we have sustained operating losses and have used cash raised by issuing securities. We expect to continue to operate with a net loss until we are able to develop and commercialize our pharmaceutical product candidates. During the three-months ended March 31, 2021 and 2020, we used cash in operating activities in the amount of $337,106 and $568,840, respectively, and incurred net losses of $1,382,118 and $1,002,868, respectively.

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

In July 2020, we submitted a grant application to a federal government agency to fund a proposed clinical trial with one of our astaxanthin products in COVID-19 patients. In January 2021, we submitted an updated grant application to address the comments received from the agency’s reviewers. In April 2021, we were notified by the federal government agency that our grant application would not be funded, primarily because at the present stage of the COVID-19 pandemic and related vaccination rollout, recruiting elderly hospitalized COVID-19 patients, as initially proposed in accordance with the agency’s recommendation, may no longer be feasible. We are also pursuing other governmental and non-governmental sources of funding for COVID-19 clinical trials. If awarded, any such grant funding would provide non-dilutive capital, but we cannot give any assurance that we will receive any grant funding or the amount or timing or extent of restrictions thereof or our obligations related thereto.

We recently launched a private placement of our preferred stock for an aggregate amount of up to $10 million, or such other amount as we may determine. The offering may have more than one closing and had an initial closing of $50,000 on January 11, 2021. We cannot give any assurance that additional closings will be consummated in a timely manner, or at all.

During the three-months ended March 31, 2021 and 2020, we raised financing of $661,359 and $770,000, respectively, primarily through the issuance of promissory notes. In April 2021, the Company received an Economic Injury Disaster Loan from the U.S. Small Business Administration in the amount of $500,000. We intend to raise additional capital to fund our operations for at least the next twelve months and may seek financing from investors through the issuance of equity, debt, or convertible debt securities. We cannot give any assurance that additional financing will be available to us on acceptable terms and conditions, or at all.

As of the date hereof, we have outstanding promissory notes that are (i) due in the 2021 calendar year in the aggregate principal amount of $4,031,223, of which $3,262,223 has terms for conversion and/or repayment amortization, (ii) due in the 2022 calendar year in the aggregate principal amount of $1,461,300, of which $250,000 has terms for conversion and/or repayment amortization and $211,300 has terms for forgiveness and otherwise for repayment amortization starting in 2021, (iii) due in the 2026 calendar year in the aggregate principal amount of $211,359, which has terms for forgiveness and otherwise for repayment amortization starting in 2022, and (iv) in the aggregate principal amount of $500,000, which has terms for repayment amortization from 2022 to 2051. Our ability to repay any and all of these notes as they become due if not otherwise repaid or converted on or prior to the maturity dates described above is uncertain and will be based on our ability to raise additional capital, generate additional revenues, and/or modify the terms of such debt instruments to the extent necessary.

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

The following is a summary of our cash flows provided by (used in) operating, investing, and provided by financing activities during the periods indicated:

Cash Flow Summary	Three-months ended March 31, 2021	Three-months ended March 31, 2020
Net Cash Used in Operating Activities	$(337,106)	$(568,840)
Net Cash Used in Investing Activities	(822)	(9,272)
Net Cash Provided by Financing Activities	377,399	610,000
Net Cash Increase for Period	39,471	31,888
Cash at Beginning of Period	19,179	19,303
Cash at End of Period	$58,650	$51,191

Cash Flows from Operating Activities

During the three-months ended March 31, 2021 and 2020, our operating activities primarily consisted of receipts and receivables from sales and payments or accruals for employees, directors, and consultants for services related to administration, sales and marketing, and research and development.

Cash Flows from Investing Activities

During the three-months ended March 31, 2021 and 2020, our investing activities were related to expenditures on patents.

Cash Flows from Financing Activities

During the three-months ended March 31, 2021 and 2020, our financing activities consisted of transactions in which we raised proceeds through the issuance of debt and equity securities.

During the three-months ended March 31, 2021, we raised proceeds from the issuance of a forgivable note payable in the amount of $211,359, the issuance of related party convertible notes payable in the aggregate amount of $250,000, the issuance of convertible notes payable in the aggregate amount of $150,000, and the issuance of preferred stock in the amount of $50,000. During the three-months ended March 31, 2021, we repaid an outstanding convertible note payable in the amount of $130,000, paid extension costs on convertible notes payable in the aggregate amount of $77,500, and paid stock issuance costs in the aggregate amount of $76,460.

During the three-months ended March 31, 2020, we raised proceeds from the issuance of convertible notes payable in the aggregate amount of $770,000. During the three-months ended March 31, 2020, we repaid an outstanding convertible note payable in the amount of $150,000 and paid debt issuance costs of $10,000.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (b) provide reasonable assurance that our transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting and identified no change during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 14, 2021

CARDAX, INC.

By:	/s/ David G. Watumull
Name:	David G. Watumull
Title:	Chief Executive Officer and President

